Form 10QSB
period 1998-03-31
TARPON COAST BANCORP INC
filed 1998-05-04
CIK 1048435

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM _____ TO _____


                        Commission file number 333-39609

                           Tarpon Coast Bancorp, Inc.
       (Exact name of small business issuer as specified in its charter)


           Florida                                         65-0772718
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                               4055 Tamiami Trail
                            Port Charlotte, FL 33952
                    (Address of principal executive offices)

                                  941-625-1744
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant ,as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ----   ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                                 Outstanding as of March 31, 1998
         -----                                 --------------------------------
         Common Stock, $.01 par value          1,182,151

Transitional Small Business Disclosure Format:              Yes     No X
                                                               ----   ----

                           TARPON COAST BANCORP, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheet as of March 31, 1998.................................................  1

                 Statement of Operations for the Three Months
                          Ended March 31, 1998......................................................  2

                 Statement of Shareholders' Equity for the Three Months
                          Ended March 31, 1998......................................................  3

                 Statement of Cash Flows for the Three Months
                          Ended March 31, 1998......................................................  4

                 Notes to Financial Statements......................................................  5

         Item 2. Management's Discussion and Analysis...............................................  6

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders................................  6

         Item 6. Exhibits and Reports on Form 8-K...................................................  7

SIGNATURES..........................................................................................  7

EXHIBIT INDEX.......................................................................................  7


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TARPON COAST BANCORP, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 MARCH 31, 1998
                                  (Unaudited)

A S S E T S
-----------

Cash and due from banks                                             $     92,680
Cash and cash equivalents in escrow                                    9,610,523
                                                                    ------------

                 TOTAL CASH AND CASH EQUIVALENTS                       9,703,203
                                                                    ------------


Premises & Equipment - NOTE B                                          1,049,690
Prepaid expenses                                                           5,845
Other assets                                                              15,241
                                                                    ------------


                                                                    $ 10,773,979
                                                                    ============



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

Accrued expenses and other liabilities                              $     37,627
                                                                    ------------

                                  TOTAL LIABILITIES                       37,627
                                                                    ------------

Shareholders' Equity:
  Preferred stock, no stated par,
    2,000,000 shares authorized; no shares
    issued and outstanding
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                                11,821
Additional paid-in capital                                            10,972,560
Deficit accumulated during the development stage                        (248,029)
                                                                     -----------

                                  TOTAL SHAREHOLDERS' EQUITY          10,736,352
                                                                    ------------

                                                                    $ 10,773,979
                                                                    ============





                See accompanying notes to financial statements

                           TARPON COAST BANCORP, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)


INCOME
------

         Interest income                                                 $ 87,978
                                                                         --------

EXPENSES
--------

         Salaries and benefits                                            104,708
         Occupancy & equipment expense                                     10,736
         Professional fees                                                 11,282
         Other expenses                                                    38,458
                                                                         --------
                    TOTAL EXPENSES                                        165,184
                                                                         --------


NET LOSS                                                                 $(77,204)
                                                                         ========

NET LOSS PER SHARE                                                       $  (0.09)
                                                                         ========

AVERAGE SHARES OUTSTANDING                                                814,401
                                                                         ========





                See accompanying notes to financial statements

                           TARPON COAST BANCORP, INC.
                         (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)




                                                              Deficit
                                                            Accumulated
                                           Additional       During the
                                  Common    Paid-in         Development
                                   Stock    Capital            Stage             Total
                                  -------  ----------       -----------      ------------
Balance
         January 1, 1998          $     1 $       999      $ (170,825)      $  (169,825)

Proceeds from
         issuance of
         common stock              11,820  10,971,561               0        10,983,381

Net loss                                0           0         (77,204)          (77,204)
                                  ------- -----------      ----------       -----------
Balance
         March 31, 1998           $11,821 $10,972,560      $ (248,029)      $10,736,352
                                  ======= ===========      ==========       ===========





                See accompanying notes to financial statements

                           TARPON COAST BANCORP, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
         Net loss                                                                    $  (77,204)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
                   Depreciation                                                           1,061
                   Increase in prepaid expenses                                          (1,343)
                   Decrease in other assets                                              54,410
                   Decrease in accrued expenses                                         (11,136)
                                                                                     ----------
                         NET CASH USED IN OPERATING ACTIVITIES                          (34,212)
                                                                                     ----------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
         Purchases of premises and equipment                                           (954,711)
                                                                                     ----------
                         NET CASH USED IN INVESTING ACTIVITIES                         (954,711)
                                                                                     ----------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
         Net proceeds from issuance of common stock                                  10,661,896
         Repayment of organizer advances                                                (44,350)
                                                                                     ----------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                   10,617,546
                                                                                     ----------



                         NET INCREASE IN CASH AND CASH EQUIVALENTS                    9,628,623

CASH AND CASH EQUIVALENTS
-------------------------
                 Beginning of period                                                     74,580
                                                                                     ----------

                 End of period                                                       $9,703,203
                                                                                     ==========


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
-----------------------------------------------------
         Settlement of organizers advances in
                 exchange for issuance of common stock                               $  321,485
                                                                                     ==========





                See accompanying notes to financial statements

                           TARPON COAST BANCORP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1998



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:
         Tarpon Coast Bancorp, Inc. formerly known as Gulf Coast Bancorp, Inc. (the Company) was incorporated under the laws of the state of Florida on August 7, 1997 with an initial capitalization of $1,000. The Company is the successor entity to Gulf Coast Community Partners, organized on May 1, 1997 as a general partnership. The Company's activities to date have been limited to the organization of Tarpon Coast National Bank (the Bank), as well as the offering of $11,500,000 in common stock (the Offering). A substantial portion of the proceeds of the Offering will be used by the Company to provide the initial capitalization of the Bank. The Company has received preliminary approval from the Office of the Comptroller of the Currency, approval from the Federal Deposit Insurance Corporation (the FDIC) for deposit insurance, and approval from the Federal Reserve Bank to acquire the Bank upon commencement of its operations. It is anticipated that the Bank will commence its operations in June 1998.

Basis of Presentation:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's financial position and results of operations. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


NOTE B - INITIAL PUBLIC OFFERING

         On January 23, 1998, the Company sold 1,150,000 shares of common stock in a public offering providing net proceeds of approximately $10.7 million after deducting underwriters discounts and offering costs. In addition, the Company issued 32,151 shares in exchange for seed money advances from its organizers at the public offering price of $10 per share. The net proceeds from the public offering are being held in an escrow account until such time as the Bank receives its charter from the Comptroller of the Currency and is invested in repurchase agreements secured by U.S. Treasury and Agency securities.

Item 2.  Management's Discussion and Analysis

Tarpon Coast Bancorp, Inc. was formed in August 1997 and is in the development stage. Accordingly, its operations have been limited to the organization of its proposed bank subsidiary, Tarpon Coast National Bank (the Bank) and in raising its initial capital through the offering of its common stock (See Note B to the financial statements).

The following is a discussion of the Company's financial condition and results of operations for the period ended March 31, 1998:

Financial Condition

The Company raised approximately $10.7 million in capital as a result of its initial public offering. This, together with seed money advances from its organizers of approximately $321,000 comprise the sole source of the Company's funding. Proceeds from the offering are to be used to fund the initial capitalization of the Bank at $7.5 million. The remaining net proceeds will be invested by the Company in an overnight repurchase agreement with the Bank secured by U.S. Treasury and Agency securities and otherwise held by the Company as working capital for general corporate purposes and to pay operating expenses, as well as for possible future capital contributions to the Bank. Management believes that the net proceeds of the offering will satisfy the Company's cash requirements for at least the first twelve (12) month period following the opening of the Bank.

At March 31, 1998, the Company has invested approximately $1,050,000 in premises and equipment of which $886,000 is represented by the cost of acquiring the site for the Bank. It is anticipated that the Company will incur additional expenditures aggregating approximately $1,100,000 to complete and equip the main banking facility.

The net proceeds of the public offering are being held in an escrow account pending receipt of the Bank's charter from the Office of the Comptroller of the Currency and is being invested in repurchase agreements secured by U.S. Treasury and Agency securities.

Results of Operations

As the Company was formed in the second quarter of 1997, there is no comparable quarterly results. The net loss of $77,204 for the first quarter of 1998 is attributable solely to expenses incurred in the organization of the Company and the Bank, and for other pre-opening expenses, offset by interest earned on the escrow account of approximately $88,000. Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank achieve profitable levels.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         During the first quarter, there were no matters submitted to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         27.1    Financial Data Schedule

b.       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 4, 1998                                /s/ George E. Cline , III
                                                 -------------------------------
                                                 George E. Cline, III
                                                 Chief Financial Officer

Date: May 4, 1998                                /s/ Lewis S. Albert
                                                 -------------------------------
                                                 Lewis S. Albert
                                                 Chief Executive Officer


                                 EXHIBIT INDEX

Exhibit
Number

 27.1             Financial Data Schedule