Form 10QSB
period 1998-06-30
TARPON COAST BANCORP INC
filed 1998-08-12
CIK 1048435

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM _____ TO _____


                         Commission file number 0-23619

                           Tarpon Coast Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


                  Florida                                     65-0772718
                  -------                                     -----------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)


                               1490 Tamiami Trail
                            Port Charlotte, FL 33948
                            ------------------------
                    (Address of principal executive offices)

                                  941-629-8111
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


         Class                                                Outstanding as of June 30, 1998
         ------                                               -------------------------------
         Common Stock, $.01 par value                                     1,182,151

Transitional Small Business Disclosure Format:                Yes     No X
                                                                 ----   ----

                           TARPON COAST BANCORP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet as of June 30, 1998 and December 31, 1997      1

                  Statement of Operations for the Three Months
                           Ended June 30, 1998 and 1997 .................      2

                  Statement of Operations for the Six Months
                           Ended June 30, 1998 and 1997 .................      3

                  Statement of Cash Flows for the Six Months
                           Ended June 30, 1998 and 1997 .................      4

                  Notes to Financial Statements .........................      5

         Item 2.  Management's Discussion and Analysis ..................      6

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders ...      7

         Item 6.  Exhibits and Reports on Form 8-K ......................      7

SIGNATURES ..............................................................      8

EXHIBIT INDEX ...........................................................      8


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                          June 30, 1998   December 31, 1997
                                                          -------------   -----------------
                                                          (Unaudited)
ASSETS
Cash and due from banks                                   $  1,696,808        $     74,580
Federal funds sold                                           4,533,000                  --
                                                          ------------        ------------

            Total cash and cash equivalents                  6,229,808              74,580

Securities available for sale                                5,419,840                  --

Loans                                                          880,311                  --
Less allowance for loan losses                                (17,000)                  --
                                                          ------------        ------------

Net loans                                                      863,311                  --

Premises and equipment, net                                  1,312,049              96,040
Accrued interest & other assets                                 95,573              74,153
                                                          ------------        ------------
            Total assets                                  $ 13,920,581        $    244,773
                                                          ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                    $  1,732,579        $         --
  Interest bearing                                           1,589,635                  --
                                                          ------------        ------------

            Total deposits                                   3,322,214                  --
Advances from organizers                                                           365,835
Accrued interest & other liabilities                             7,715              48,763
                                                          ------------        ------------

          Total liabilities                                  3,329,929             414,598

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    Issued and outstanding                                      11,821                   1
  Additional paid-in capital                                10,958,272                 999
  Deficit                                                     (375,113)           (170,825)
  Unrealized loss on securities available for sale              (4,328)                 --
                                                          ------------        ------------

            Total shareholders' equity                      10,590,652            (169,825)
                                                          ------------        ------------

            Total liabilities and shareholders' equity    $ 13,920,581        $    244,773
                                                          ============        ============


See accompanying notes to financial statements.

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                       Three months ended June 30,
                                       ---------------------------
                                          1998             1997
                                       -----------      ----------
Interest income:
   Interest and fees on loans          $     4,718      $       --
   Interest on securities                   16,900              --
   Interest on federal funds sold           25,447              --
   Interest from escrowed funds             83,030              --
                                       -----------      ----------

Total interest income                      130,095              --

Interest expense:
   Interest on deposits                      2,883              --
                                       -----------      ----------

Total interest expense                       2,883              --
                                       -----------      ----------

Net interest income                        127,212              --

Provision for loan losses                   17,000              --
                                       -----------      ----------

Net interest income after
   Provision for loan losses               110,212              --

Non-interest income                          5,088              --

Non-interest expense:
   Salaries and benefits                   150,962              --
   Occupancy and equipment expense          37,377              --
   Other expense                            54,043          21,653
                                       -----------      ----------

Total non-interest expense                 242,382          21,653
                                       -----------      ----------

Net loss                                  (127,082)        (21,653)
                                       -----------      ----------

Other comprehensive income (loss)           (4,328)             --
                                       -----------      ----------
Comprehensive income (loss)            $  (131,410)     $  (21,653)
                                       ===========      ==========
Net loss per share                     $     (0.13)     $  (216.53)
                                       ===========      ==========

Average shares outstanding               1,000,297             100
                                       ===========      ==========



See accompanying notes to financial statements.

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                   Six months ended June 30,
                                                ------------------------------
                                                    1998              1997
                                                -----------       ------------

Interest income:
   Interest and fees on loans                   $     4,718       $         --
   Interest on securities                            16,900                 --
   Interest on federal funds sold                    25,447                 --
   Interest from escrowed funds                     171,008
                                                -----------        -----------

Total interest income                               218,073                 --

Interest expense:
   Interest on deposits                               2,883                 --
                                                -----------        -----------

Total interest expense                                2,883                 --
                                                -----------        -----------

Net interest income                                 215,190                 --

Provision for loan losses                            17,000                 --
                                                -----------        -----------

Net interest income after
   Provision for loan losses                        198,190                 --

Non-interest income                                   5,088                 --

Non-interest expense:
   Salaries and benefits                            255,670                 --
   Occupancy and equipment expense                   48,113                 --
   Other expense                                    103,783             21,653
                                                -----------        -----------

Total non-interest expense                          407,566             21,653
                                                -----------        -----------

Net loss                                           (204,288)           (21,653)
                                                -----------        -----------
Other comprehensive income (loss)                    (4,328)                --
                                                -----------        -----------
Comprehensive income (loss)                     $  (208,616)       $   (21,653)
                                                ===========        ===========
Net loss per share                              $     (0.20)       $   (216.53)
                                                ===========        ===========

Average shares outstanding                        1,000,297                100
                                                ===========        ===========


See accompanying notes to financial statements.

'
                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six months ended June 30,
                                                               -----------------------------------
                                                                   1998                     1997
                                                               -----------              ----------

Cash flows from operating activities:
   Net loss                                                    $  (204,288)             $  (21,653)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation                                               22,483                      --
         Provision for loan losses                                  17,000                      --
         (Increase) Decrease in accrued interest
            and other assets                                       (21,420)                 (7,078)
         Increase (Decrease) in accrued interest
            and other liabilities                                  (41,048)                     --
                                                               -----------              ----------
      Total adjustments                                            (22,985)                 (7,078)
                                                               -----------              ----------
Net cash used in operating activities                             (227,273)                (28,731)
                                                               -----------              ----------
Cash flows from investing activities:
   Net increase in loans                                          (880,311)                     --
   Purchases of securities available for sale                   (5,424,168)                     --
   Purchases of premises and equipment                          (1,238,492)                 (8,789)
                                                               -----------              ----------
Net cash used in investing activities                           (7,542,971)                 (8,789)
                                                               -----------              ----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                   10,647,608                      --
   Increase in deposits                                          3,322,214                      --
   Proceeds from (Repayment) of organizers advances                (44,350)                273,000
                                                               -----------              ----------

Net cash provided by financing activities                       13,925,472                 273,000
                                                               -----------              ----------

Increase (Decrease) in cash and cash equivalents                 6,155,228                 235,480

Cash and cash equivalents, beginning of period                      74,580                      --
                                                               -----------              ----------

Cash and cash equivalents, end of period                       $ 6,229,808              $  235,480
                                                               ===========              ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                    $     1,506              $       --
                                                               ===========              ==========
Supplemental schedule of non-cash financing activities:
   Settlement of organizers advances in exchange
      For issuance of common stock                             $   321,485              $       --
                                                               ===========              ==========


See accompanying notes to financial statements.

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:
         Tarpon Coast Bancorp, Inc. formerly known as Gulf Coast Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 7, 1997. The Company is the successor entity to Gulf Coast Community Partners, organized on May 1, 1997 as a general partnership. Effective June 1, 1998, the Company's new wholly owned subsidiary, Tarpon Coast National Bank (the "Bank") received federal regulatory approval to commence its banking operations. Contemporaneously, the Company became a registered bank holding company under the Bank Holding Company Act of 1954, as amended. Until June 1, 1998, the Company was in the development stage and its activities were limited to the organization of the Bank, as well as the offering of $11,500,000 in common stock (the "Offering"). Approximately $7.5 million of the proceeds of the Offering were used by the Company to provide for the initial capitalization of the Bank. Also effective June 1, 1998, the Bank received approval from the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance.

Basis of Presentation:
         The accompanying unaudited consolidated financial statements include the accounts of the Company and, since its organization on June 1, 1998, the accounts of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE B - INITIAL PUBLIC OFFERING

         On January 23, 1998, the Company sold 1,150,000 shares of common stock in a public offering providing net proceeds of approximately $10.7 million after deducting underwriters discounts and offering costs. In addition, the Company issued 32,151 shares in exchange for seed money advances from its organizers at the public offering price of $10 per share. The net proceeds from the public offering were held in an escrow account until the Bank obtained its charter on June 1, 1998 and were invested in repurchase agreements secured by U.S. Treasury and Agency securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Tarpon Coast Bancorp, Inc. was formed in August 1997, but its primary operating subsidiary, the Bank, did not commence operations until June 1, 1998. Until that time, its operations were limited to the organization of the Bank, and raising its initial capital through the offering of its common stock (See Note B to the financial statements).

The following is a discussion of the Company's financial condition and results of operations for the period ended June 30, 1998:

FINANCIAL CONDITION

The Company raised approximately $10.7 million in capital as a result of its initial public offering. This, together with seed money advances from its organizers of approximately $321,000 comprised the sole source of the Company's funding during its development stage period. Proceeds from the offering were used to fund the initial capitalization of the Bank at $7.5 million. The remaining proceeds are invested by the Company in an overnight repurchase agreement with the Bank secured by U.S. Treasury and Agency securities and are being held by the Company as working capital for general corporate purposes as well as for possible future capital contributions to the Bank. Management believes that the proceeds of the offering will satisfy the Company's cash requirements for at least the first twelve (12) month period following the opening of the Bank. Since the Bank commenced operations it has attracted approximately $3.3 million in deposits in its first month to June 30, 1998.

At June 30, 1998, the Company generated $880,000 in loan demand in its first month of operations and has invested approximately $5.4 million in investment securities available for sale. At June 30, 1998, the Company had $1.3 million in premises and equipment of which $886,000 is represented by the cost of acquiring the site for the Bank. It is anticipated that the Company will incur additional expenditures aggregating approximately $960,000 to complete and equip the main banking facility. The Company's remaining liquidity less current operating requirements has been invested in overnight federal funds of $4.5 million. There are no known trends, demands, commitments, events or uncertainties which management believes are likely to adversely affect the Company's current liquidity levels.

RESULTS OF OPERATIONS

While Company was formed in the second quarter of 1997, it commenced its banking operations June 1, 1998. Accordingly, operating results for the three and six month periods ended June 30, 1998 are not comparable to those for the three and six month periods ended June 30, 1997.

For the three and six month periods ended June 30, 1998, net losses of $127,000 and $204,000, respectively, included $77,992 of net losses since the Company commenced its banking operations on June 1, 1998. Interest income for the first month of operations was $52,681 resulting in net interest income of $49,798 after deducting interest expense on deposits for the month of $2,883. The provision for loan losses of $17,000 has been established at a rate of 1.5% of outstanding loans and loan commitments. Non-interest income and expenses for the first month of operations were $5,088 and $115,878, respectively. Included in non-interest expenses was $55,801 in salaries and benefits and $33,873 in occupancy and equipment expenses. The Company and the Bank currently have 11 full time employees and one part time employee. The Bank is currently operating in a temporary modular facility and anticipates completion of its permanent facility in the first quarter of 1999. Management expects to add two full time employees upon occupying its permanent facility.

Net pre-opening losses during the Company's development stage to June 1, 1998 were $49,090 and $126,296 for the three and six month periods ended June 30, 1998, respectively. Pre-opening expenses for the three and six month period ended June 30, 1998 were $126,504 and $291,688, respectively and interest earned on escrowed proceeds from the Offering were $82,362 and $165,392 for the respective periods.

The net loss of $21,653 for the period from the Company's inception on May 1, 1997 to June 30, 1997 is attributable solely to expenses incurred in the organization of the Company and the Bank.

Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank achieve profitable levels.

YEAR 2000

The Company is currently evaluating its computer systems as well as those of its data processing vendors to assess compliance with the Year 2000 requirements. Management believes that all mission critical systems are currently or will be Year 2000 compliant by June 30, 1999 and does not believe that material expenditures will be required on behalf of the Company to affect compliance. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. Further, there can be no assurances that vendor systems on which the Company relies will be modified on a timely basis or that the failure of others to properly modify their mission critical systems will not negatively impact the Company's operations.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         During the first quarter, there were no matters submitted to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

         21       Subsidiaries of the Registrant
         27.1     Financial Data Schedule

2.       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:   August 3, 1998                               /s/ George E. Cline, III
                                                     ------------------------
                                                     George E. Cline, III
                                                     Chief Financial Officer

Date:   August 3, 1998                               /s/ Lewis S. Albert
                                                     -------------------
                                                     Lewis S. Albert
                                                     Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number

21      Subsidiaries of the Registrant

27.1    Financial Data Schedule