Form 10QSB
period 1998-09-30
TARPON COAST BANCORP INC
filed 1998-11-04
CIK 1048435

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM _____ TO _____


                         Commission file number 0-23619

                           Tarpon Coast Bancorp, Inc.
                           --------------------------
           (Exact name of small business issuer as specified in its charter)

             Florida                                            65-0772718
             -------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                               1490 Tamiami Trail
                            Port Charlotte, FL 33948
                            ------------------------
                    (Address of principal executive offices)

                                  941-629-8111
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class                             Outstanding as of September 30, 1998
        -----                             ------------------------------------
        Common Stock, $.01 par value                     1,182,151

Transitional Small Business Disclosure Format:           Yes      No  X
                                                             ---     ---

                           TARPON COAST BANCORP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Balance Sheet as of September 30, 1998 and December 31, 1997..............              1

                  Statement of Operations for the Three Months
                           Ended September 30, 1998 and 1997................................              2

                  Statement of Operations for the Nine Months
                           Ended September 30, 1998 and 1997................................              3

                  Statement of Cash Flows for the Nine Months
                           Ended September 30, 1998 and 1997................................              4

                  Notes to Financial Statements.............................................              5

         Item 2.  Management's Discussion and Analysis......................................              6

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.......................              8

         Item 6.  Exhibits and Reports on Form 8-K..........................................              8

SIGNATURES..................................................................................              8

EXHIBIT INDEX...............................................................................              8

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30, 1998      December 31, 1997
                                                                ------------------      -----------------
                                                                  (Unaudited)
ASSETS
Cash and due from banks                                          $     748,094             $    74,580
Federal funds sold                                                   4,900,000                      --
                                                                 -------------             -----------

      Total cash and cash equivalents                                5,648,094                  74,580

Securities available for sale                                        6,973,127                      --

Loans                                                                3,052,654                      --
Less allowance for loan losses
                                                                       (74,000)                     --
                                                                 -------------             -----------

Net loans                                                            2,978,654                      --

Premises and equipment, net                                          1,409,816                  96,040
Accrued interest & other assets                                        145,187                  74,153
                                                                 -------------             -----------

      Total assets                                               $  17,154,878             $   244,773
                                                                 =============             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                           $   1,469,292             $        --
  Interest bearing                                                   4,964,336                      --
                                                                 -------------             -----------

      Total deposits                                                 6,433,628                      --

Advances from organizers                                                                       365,835
Customer repurchase agreements                                         310,606
Accrued interest & other liabilities                                    44,815                  48,763
                                                                 -------------             -----------
      Total liabilities                                              6,789,049                 414,598

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                              11,821                       1
  Additional paid-in capital                                        10,940,915                     999
  Deficit                                                             (614,654)               (170,825)
  Unrealized loss on securities available for sale                      27,747                      --
                                                                 -------------             -----------

      Total shareholders' equity                                    10,365,829                (169,825)
                                                                 -------------             -----------

      Total liabilities and shareholders' equity                  $ 17,154,878             $   244,773
                                                                  ============             ===========


See accompanying notes to financial statements.

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended September 30,
                                                                      1998                    1997
                                                                  ------------             ----------
Interest income:
   Interest and fees on loans                                     $     45,766             $       --
   Interest on securities                                              102,726                     --
   Interest on federal funds sold                                       57,296                     --
   Interest on reverse repurchase agreement                                 --                     --
                                                                  ------------             ----------

Total interest income                                                  205,788                     --
Interest expense:
   Interest on deposits                                                 36,729                     --
   Interest on repurchase agreements                                    24,725                     --
                                                                  ------------             ----------
Total interest expense                                                  61,454                     --
                                                                  ------------             ----------

Net interest income                                                    144,334                     --

Provision for loan losses                                               57,000                     --
                                                                  ------------             ----------
Net interest income after
   Provision for loan losses                                            87,334                     --

Non-interest income                                                      2,388                     --

Non-interest expense:
   Salaries and benefits                                               160,457                     --
   Occupancy and equipment expense                                      87,703                     --
   Other expense                                                        81,103                 92,703
                                                                  ------------             ----------

Total non-interest expense                                             329,263                 92,703
                                                                  ------------             ----------

Net loss                                                              (239,541)               (92,703)
                                                                  ------------             ----------

Other comprehensive income (loss)                                       32,075                     --
                                                                  ------------             ----------

Comprehensive income (loss)                                       $   (207,466)            $  (92,703)
                                                                  ============             ==========

Net loss per share                                                $      (0.20)            $  (927.03)
                                                                  ============             ==========

Average shares outstanding                                           1,182,151                    100
                                                                  ============             ==========


See accompanying notes to financial statements.

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Nine months ended September 30,
                                                                      1998                    1997
                                                                  ------------             ----------

Interest income:
   Interest and fees on loans                                     $     50,484             $       --
   Interest on securities                                              119,626                     --
   Interest on federal funds sold                                       82,743                     --
   Interest on reverse repurchase agreement                            171,008                     --
                                                                  ------------             ----------

Total interest income                                                  423,861                     --

Interest expense:
   Interest on deposits                                                 39,612                     --
   Interest on repurchase agreements                                    24,725                     --
                                                                  ------------             ----------
Total interest expense                                                  64,337                     --
                                                                  ------------             ----------

Net interest income                                                    359,524                     --

Provision for loan losses                                               74,000                     --
                                                                  ------------             ----------
Net interest income after
   provision for loan losses                                           285,524                     --

Non-interest income
                                                                         7,476                     --

Non-interest expense:
   Salaries and benefits                                               416,127                     --
   Occupancy and equipment expense                                     135,816                     --
   Other expense                                                       184,886                114,356
                                                                  ------------             ----------

Total non-interest expense                                             736,829                114,356
                                                                  ------------             ----------

Net loss                                                              (443,829)              (114,356)
                                                                  ------------             ----------

Other comprehensive income (loss)                                       27,747                     --
                                                                  ------------             ----------

Comprehensive income (loss)                                       $   (416,082)            $ (114,356)
                                                                  ============             ==========

Net loss per share                                                $      (0.42)            $(1,143.56)
                                                                  ============             ==========


Average shares outstanding                                           1,061,357                    100
                                                                  ============             ==========


See accompanying notes to financial statements.

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine months ended September 30,
                                                                      1998                    1997
                                                                  ------------             ----------
Cash flows from operating activities:
   Net loss                                                       $   (443,829)            $ (114,356)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation                                                      84,824                    288
      Provision for loan losses                                         74,000                     --
      (Increase) Decrease in accrued interest
         and other assets                                              (71,034)                (4,370)
      Increase (Decrease) in accrued interest
         and other liabilities                                          (3,948)                 6,047
                                                                  ------------             ----------

   Total adjustments                                                    83,842                  1,965
                                                                  ------------             ----------

Net cash used in operating activities                                 (359,987)              (112,391)
                                                                  ------------             ----------
Cash flows from investing activities:
   Net increase in loans                                            (3,052,654)                    --
   Purchases of securities available for sale                       (7,791,977)                    --
   Maturity of securities available for sale                           846,597                     --
   Purchases of premises and equipment                              (1,398,600)               (35,954)
                                                                  ------------             ----------
Net cash used in investing activities                              (11,396,634)               (35,954)
                                                                  ------------             ----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                       10,630,251                     --
   Increase in deposits                                              6,433,628                     --
   Increase in customer repurchase agreements                          310,606                     --
   Proceeds (Repayments) on organizers advances                        (44,350)               331,680
                                                                  ------------             ----------
Net cash provided by financing activities                           17,330,135                331,680
                                                                  ------------             ----------

Increase (Decrease) in cash and cash equivalents                     5,573,514                183,335

Cash and cash equivalents, beginning of period                          74,580                     --
                                                                  ------------             ----------

Cash and cash equivalents, end of period                          $  5,648,094             $  183,335
                                                                  ============             ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                       $     47,119             $       --
                                                                  ============             ==========

Supplemental schedule of noncash financing activities:
   Settlement of organizers advances in exchange
      for issuance of common stock                                $    321,485             $       --
                                                                  ============             ==========


See accompanying notes to financial statements.

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:
      Tarpon Coast Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 7, 1997. The Company is the successor entity to Gulf Coast Community Partners, organized on May 1, 1997 as a general partnership. Effective June 1, 1998, the Company's new wholly owned subsidiary, Tarpon Coast National Bank (the "Bank") received federal regulatory approval to commence its banking operations. Contemporaneously, the Company became a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Until June 1, 1998, the Company was in the development stage and its activities were limited to the organization of the Bank, as well as the offering of $11,500,000 in common stock (the "Offering"). Approximately $8 million of the proceeds of the Offering have been used by the Company to provide for the capitalization of the Bank. Also effective June 1, 1998, the Bank received approval from the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance.

Basis of Presentation:
      The accompanying unaudited consolidated financial statements include the accounts of the Company and, since its organization on June 1, 1998, the accounts of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

The following is a discussion of the Company's financial condition and results of operations for the period ended September 30, 1998:

FINANCIAL CONDITION

The Company raised approximately $10.7 million in capital as a result of its initial public offering. This, together with seed money advances from its organizers of approximately $321,000 comprised the sole source of the Company's funding during its development stage period. Proceeds from the offering have been used to fund the capitalization of the Bank at $8 million. The remaining proceeds are invested by the Company in an overnight repurchase agreement with the Bank secured by U.S. Treasury and Agency securities and are being held by the Company as working capital for general corporate purposes as well as for possible future capital contributions to the Bank. Since the Bank commenced operations it has attracted approximately $6.4 million in deposits and $310,000 in customer repurchase agreements in its first four months to September 30, 1998.

At September 30, 1998, the Company generated $3,052,000 in net loan demand and approximately $1.8 million in unfunded loan commitments in its first four months of operations and has invested approximately $7 million in investment securities available for sale. At September 30, 1998, the Company had $1.4 million in premises and equipment of which $886,000 is represented by the cost of acquiring the site for the Bank. It is anticipated that the Company will incur additional expenditures aggregating approximately $896,000 to complete and equip the main banking facility. The Company's remaining liquidity less current operating requirements has been invested in overnight federal funds of $4.9 million.


RESULTS OF OPERATIONS

While the Company was formed in the second quarter of 1997, it commenced its banking operations June 1, 1998. Accordingly, operating results for the three and nine month periods ended September 30, 1998 are not comparable to those for the three and nine month periods ended September 30, 1997.

For the three and nine month periods ended September 30, 1998, the Company reported net losses of $204,466 and $443,829, respectively. The net loss for the nine month period includes $130,624 of net losses incurred by the Company in its development stage period to June 1,

1998. Interest income for the three and nine month periods ended September 30, 1998 was $209,099 and $427,172, respectively, including $165,392 of interest earned on escrowed Offering proceeds during the development stage period to June 1, 1998. Net interest income for the three months ended September was 144,334 after deducting interest expense of $58,143. Net interest income for the nine months ended September 30, 1998 was 359,524 after deducting interest expense of $61,026 and included interest earned on escrowed Offering proceeds to June 1, 1998 of $165,392. The provision for loan losses of $57,000 and $74,000 for the three and nine month periods ended September 30, 1998 has been established at a rate of 1.5% of outstanding loans and loan commitments. Non-interest income was $2,388 and $7,476 for the three and nine months periods ended September 30, 1998. Non-interest expenses for the three months ended September 30, 1998 were $329,263 comprised principally of salaries and benefits ($160,457) and occupancy costs ($87,703). For the nine months ended September 30, 1998, non-interest expenses were $736,829, comprised principally of salaries and benefits ($416,127) and occupancy costs ($135,816), and included $296,016 in costs incurred in the Company's development stage period to June 1, 1998. The Company and the Bank currently have 11 full time employees and one part time employee. The Bank is currently operating in a temporary modular facility and anticipates completion of its permanent facility in the first quarter of 1999. Management expects to add three full time employees upon occupying its permanent facility.

The net losses of $92,703 and $114,356 for the three and nine month periods ended September 30, 1997 are attributable solely to expenses incurred in the organization of the Company and the Bank.

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

      During the third quarter, there were no matters submitted to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

1.    Exhibits

      27.1  Financial Data Schedule

2.    Reports on Form 8-K

      The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 2, 1998                    /s/ George E. Cline, III
                                          -------------------------------------
                                          George E. Cline, III
                                          Chief Financial Officer

Date: November 2, 1998                    /s/ Lewis S. Albert
                                          -------------------------------------
                                          Lewis S. Albert
                                          Chief Executive Officer


                                 EXHIBIT INDEX

Exhibit
Number
------

 27.1     Financial Data Schedule