Form 10KSB40
period 1998-12-31
TARPON COAST BANCORP INC
filed 1999-03-25
CIK 1048435

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM _______ TO _______


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

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act:
Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 1, 1999 was $9,289,000. As of such date no organized trading market existed for the common stock of the registrant. The aggregate market value is based upon the book value of the common stock of the registrant at December 31, 1998. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of March 1, 1999: 1,182,151 shares of $.10 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7, and 8 of Part II of this report. The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1999 is incorporated by reference in answer to Part III of this report.

PART I

ITEM 1. BUSINESS

         Tarpon Coast Bancorp, Inc. (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and owns 100% of the outstanding capital stock of the Tarpon Coast National Bank ("Bank"). The Company was incorporated under the laws of the State of Florida in August 1997 as a mechanism to enhance the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

         The Bank is full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, daily repurchase agreements, business accounts (offering account analysis on all commercial relationships), commercial loans, real estate loans and consumer loans. In addition, the Bank provides such consumer services as notary services, photocopying, signature guarantees, incoming and outgoing collections, travelers checks, U.S. Bonds, cashiers checks, wire transfer services, coupon collection, foreign exchange, utility bill payments and credit references. Moreover, safe deposit boxes, custodial services, ACH processing and account reconciliation, overdraft checking, commercial account analysis, night depository service, courier service and automatic teller services are available.

MARKET AREA AND COMPETITION

         According to the U.S. Census Bureau, the Southwest Florida area has been one of the fastest growing areas in the country over the past decade. Competition among financial institutions in the Bank's market areas is intense, with other financial institutions having far greater financial resources than those available to the Company.

         The primary service area for the Bank encompasses the Punta Gorda Municipal Statistical Area, including the community of Port Charlotte, Charlotte County, as well as the City of North Port in Sarasota County. There are 28 banking offices within the primary service areas of the Bank. Most of these offices are branches of or are affiliated with major holding companies in North Carolina, Georgia, Alabama and other areas of Florida and the nation.

         The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. Due to the rapid growth of Southwest Florida, it is anticipated that additional competition will continue from new entrants to the market.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheet of the Company for the period from June 1, 1998 (the date the Company commenced its banking operations) through December 31, 1998. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:

                                           YEAR ENDED DECEMBER 31,
ASSETS                                              1998
------                                     -----------------------

Cash and Due from Banks                         $   866,293
                                                -----------

Federal Funds Sold                                4,313,893
Taxable Securities                                6,710,512
Net Loans                                         2,533,323
                                                -----------

Total Earning Assets                             13,557,728
                                                -----------
Other Assets                                      1,704,254
                                                -----------
Total Assets                                    $16,128,275
                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits                   $ 1,322,931
Savings Deposits                                    518,707
Time Deposits                                     3,064,775
Other Interest Bearing Deposits                     939,134
Other Borrowings                                    227,551
Other Liabilities                                    32,824
                                                -----------

Total Liabilities                                 6,105,922

Stockholders' Equity                             10,022,353
                                                -----------
Total Liabilities and Stockholders' Equity      $16,128,275
                                                ===========

         The following is an analysis of the net interest earnings of the Company since June 1, 1998 (the date the Company commenced its banking operations) to December 31, 1998 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities. Yield calculations have been annualized to portray results of a full fiscal year.

ASSETS                                 AVERAGE AMOUNT  INTEREST EARNED  AVERAGE YIELD  NET YIELD
------                                 --------------  ---------------  -------------  ---------

Investment Securities                   $ 6,710,512      $233,963         5.98%
Federal Funds Sold                        4,313,893       142,785         5.67%
Net Loans                                 2,581,579       148,513         9.86%
                                        -----------      --------

Total Earning Assets                    $13,605,984      $525,261         6.62%           4.96%
                                        ===========      ========

LIABILITIES                           AVERAGE AMOUNT  INTEREST PAID    AVERAGE YIELD
-----------                           --------------  -------------    -------------
Savings Deposits                        $   518,707      $  8,340         2.76%
Time Deposits                             3,064,775        97,275         5.44%
Other Interest Bearing Deposits             939,134        21,976         4.01%
Other Borrowings                            227,551         4,314         4.55%
                                        -----------      --------

Total Interest Bearing Liabilities      $ 4,750,167      $131,905         4.76%
                                        ===========      ========

         For purposes of these analyses, non-accruing loans, if any, are included in the average balances and tax exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis. Loan fees included in interest earned are not material to the presentation.

LOAN PORTFOLIO

         The Company engages, through the Bank, in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

         The Company's commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limit and are potential deposit customers. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. A majority of the commercial loans are secured by real estate mortgages. The Company's real estate loans consist of residential and commercial first mortgage loans, second mortgage financing and construction loans.

         The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures.

         The Company has a correspondent relationship with the Independent Bankers Bank of Florida ("IBBF"), whereby the Company solicits the sale and purchase of loan participations. Participations purchased from IBBF, if any, are entered into using the same underwriting criteria that would be applied if the Company had originated the loan. This would include credit and collateral analyses and maintenance of a complete credit file on each purchased participation that is consistent to the credit files maintained by the Company on its own customers.

The following is an analysis of maturities of loans as of December 31, 1998:

                                  DUE IN          DUE IN       DUE AFTER
TYPE OF LOAN                  1 YEAR OR LESS   1 TO 5 YEARS     5 YEARS          TOTAL
------------                  --------------   ------------     -------          -----

Commercial, financial and
   agricultural                $1,099,385      $3,411,117      $1,234,350      $5,744,852
Residential real estate             3,466         440,692         107,955         552,113
Consumer loans                    323,568         689,995           3,441       1,017,004
Lines of credit                    53,413              --              --          53,413
                               ----------      ----------      ----------      ----------

Total                          $1,479,832      $4,541,804      $1,345,746      $7,367,382
                               ==========      ==========      ==========      ==========

         The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 1998.


TYPE OF LOAN

Commercial, financial and agricultural...      $5,744,852
Residential real estate .................         552,113
Installment loans .......................       1,017,004
Lines of credit .........................          53,413
                                               ----------

Subtotal ................................       7,367,382

Allowance for
possible loan losses ....................         154,000
                                               ----------

Net loans ...............................      $7,213,382
                                               ==========

         The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 1998, the amount of loans due after one year with predetermined interest rates totaled approximately $1,306,984 while the amount of loans due after one year with floating interest rates totaled approximately $3,855,023.

         Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

         At December 31, 1998, there were no loans which were accounted for on a non-accrual basis, and no loans which were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt restructurings.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Company's allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the year ended December 31, 1998.

TYPE OF LOAN                                                             1998
                                                                       --------
Balance at beginning of period .................................       $      0

Charge-offs:
  Installment ...................................................             0
  Commercial ....................................................             0
  Mortgage ......................................................             0


Recoveries:
  Installment ...................................................             0
  Commercial ....................................................             0
  Mortgage ......................................................             0

Net Charge-offs .................................................             0

Provision for losses charged to operations ......................       154,000
                                                                       --------

Balance at end of period ........................................      $154,000
                                                                       ========
Asset Quality Ratios:

Net charge-offs during the period to average loans
   outstanding during the period ................................             0%

Allowance for loan losses to total loans ........................          2.09%

Allowance for loan losses to
     non-performing assets ......................................   Not Applicable

Non-performing loans to total loans .............................             0%

Non-performing assets to total assets ...........................             0%

At December 31, 1998 the allowance for possible loan losses was generally allocated as follows:

                                                                   1998
                                                       -----------------------------------
                                                                              PERCENT OF
                                                                             LOANS IN EACH
                                                                              CATEGORY TO
                                                                              TOTAL LOANS
                                                       AMOUNT                 TOTAL LOANS
                                                       ------                -------------

Commercial and
   financial                                          $137,060                   78.0%

Real estate                                              5,520                    7.5%

Installment                                             10,170                   13.8%

Lines of credit                                          1,250                    0.7%
                                                      --------                  -----

Total                                                 $154,000                  100.0%
                                                      ========                  =====

         Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category.

         The allowance for loan losses is established based upon management's evaluation of the potential losses in its loan portfolio. In analyzing the adequacy of the allowance, management considers its review as well as the results of independent internal and external credit reviews, changes in the composition and volume of the loan portfolio, levels of non-performing and charged-off loans, local and national economic conditions, and other factors.

INVESTMENTS

         The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. The Bank enters into Federal Funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to other banks.

         The following table presents, at December 31, 1998, the value of the Company's investments:


                                                                                    DECEMBER 31,
INVESTMENT CATEGORY                                                                     1998
-------------------                                                                     ----

Obligations of U.S. Treasury and other U.S. Government Agencies                      $8,370,787

State and political subdivisions                                                              0

Other securities                                                                        281,700
                                                                                     ----------
Total                                                                                $8,652,487
                                                                                     ==========

         The following table indicates the respective maturities and weighted average yields of securities available for sale as of December 31, 1998:

                                                     AMOUNT                    WEIGHTED AVERAGE YIELD
                                                     ------                    ----------------------
Obligations of U.S. Treasury
  and other U.S. Government Agencies:

   0 - 1 Yr                                        $3,873,433                              5.66%
   1 - 5 Yrs                                        3,496,403                              5.86%
   5 - 10 Yrs                                       1,000,951                              6.01%

Other securities:

   No stated maturity                                 281,700                              5.90%
                                                   ----------

Total                                              $8,652,487                              5.53%
                                                   ==========

         The weighted average yields for tax exempt securities, if applicable, are computed on a tax equivalent basis.

DEPOSITS

         The Banks offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, public funds accounts, money market accounts with limited transactions, individual retirement accounts, including Keogh plans with stated maturities, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market areas, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

         The following table presents, for the for the period from June 1, 1998 (the date the Company commenced its banking operations) through December 31, 1998 the average amount of and average rate paid on each of the following deposit categories. Average rates paid calculations have been annualized to portray results of a full fiscal year.

DEPOSIT CATEGORY                            AVERAGE AMOUNT                             AVERAGE RATE PAID
----------------                            --------------                             -----------------
Non interest-bearing
  demand deposits                            $1,322,931                                      N/A

Savings deposits                             $  518,707                                     2.76%

Time deposits                                $3,064,775                                     5.44%

Other interest bearing deposits              $  939,134                                     4.01%

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 1998:

                                                                                         TIME CERTIFICATES
                                                                                            OF DEPOSITS
                                                                                         -----------------

     3 months of less                                                                         $        0
     4 - 6 months                                                                                301,434
     7 - 12 months                                                                               963,075
     Over 12 months                                                                              101,935
                                                                                              ----------

     Total                                                                                    $1,366,444
                                                                                              ==========

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1998 were as follows:


 Return on Average Assets ......................................   (4.95)%
 Return on Average Equity ......................................   (6.45)%
 Average Equity to Average Assets Ratio ........................    76.84%

SHORT-TERM BORROWINGS

         The Banks enter into various arrangements with customers to sell securities under agreements to repurchase ("Repurchase Agreements"). The Repurchase Agreements have been accounted for as short-term borrowings with the obligation to repurchase the securities reflected as a non-deposit interest-bearing liability. For the year ended December 31, 1998, the Company had no category of borrowings, for which the average balances outstanding during the year amounted to 30 % or more of stockholders' equity.

ASSET/LIABILITY MANAGEMENT

         It is the objective of the Company to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Banks are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

         The Bank's asset/liability mix is monitored on a monthly basis and a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Boards of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Sensitivity," in the Company's 1998 Annual Report for an analysis of rate sensitive assets and liabilities.

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline, and liquidity loan participations and sales of loans to or participations with correspondent banks.

         The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limits. Management of the Bank has established a correspondent relationship with the Independent Bankers Bank of Florida, Orlando, Florida and SunTrust Bank, Central Florida N.A.

EMPLOYEES

         The Company presently employs 14 persons full-time and 2 persons part-time, including 8 officers. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

MONETARY POLICIES

         The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

SUPERVISION AND REGULATION

         Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

         Bank Holding Company Regulation. The Company is a bank holding company registered with the Federal Reserve under the BHC Act. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

         The BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

         Bank Regulation. The Bank is chartered under the National Banking Act. The Bank's deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the OCC. The Bank is also subject to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the OCC, to whom the Bank submits periodic reports regarding its financial condition and other matters. The OCC has a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC also has the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

         Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (AFIRREA@) contains capital standards for bank holding companies and banks civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

         The FDIC Improvement Act of 1991 ("FDICIA") enacted a number of provisions addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

         Transactions with Affiliates. There are various legal restrictions on the extent to which the Company and any future nonbank subsidiaries can borrow or otherwise obtain credit from the Bank. There also are legal restrictions on the Bank's purchase of or investments in the securities of and purchases of assets from the Company and any of its future nonbank subsidiaries, the Bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Company and any of its future nonbank subsidiaries, the issuance of guarantees, acceptances, and letters of credit on behalf of the Company and any of its future nonbank subsidiaries, and certain bank transactions with the Company and any of its future nonbank subsidiaries, or with respect to which the Company and nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank may not extend credit to the Company or to any other affiliate in an amount which exceeds 10% of the Bank's capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit transactions between the Bank and the Company or such other affiliates, and such transactions must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Dividends. Dividends from the Bank constitute the primary source of funds for dividends to be paid by the Company. There also are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit, or otherwise supply funds to the Company. As a national bank, the Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Florida law applicable to companies (including the Company) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company's total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

         Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

         The OCC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or
(vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. These capital guidelines can affect the Company in several ways. After completion of this offering, the Company's capital levels will be in excess of those required to be maintained by a "well capitalized" financial institution. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

         Additionally, FDICIA requires, among other things, that (i) only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantiative contractual limitations with respect to deposit accounts.

         Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

         Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of the Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

         Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking by national banks, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see "--Interstate Banking" below.

         Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as the Bank). Upon receipt of such notice, the Federal Reserve or the OCC, as the case may be, may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or state bank's voting stock, or if one or more other control factors set forth in the Act are present.

         Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state are permissible subject to certain limitations. Florida also has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. A Florida bank also may establish, maintain, and operate one or more branches in a state other than Florida pursuant to an interstate merger transaction in which the Florida bank is the resulting bank. An interstate merger transaction resulting in the acquisition by an out-of-state bank of a Florida bank is not permitted unless the Florida bank has been in existence and continuously operating, on the date of the acquisition, for more than three years.

         Effect of Governmental Policies. The earnings and businesses of the Company and the Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

INDUSTRY RESTRUCTURING

         For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

         Members of Congress and the administration have indicated their intention to consider additional legislation designed to institute reforms to promote the viability of the industry. Certain of the proposals would revise the federal regulatory structure for insured depository institutions; others would affect the nature of products, services, and activities that bank holding companies and their subsidiaries may offer or engage in, and the types of entities that may control depository institutions. There can be no assurance as to whether or in what form any such proposed legislation might be enacted, or what impact such legislation might have upon the Company.


ITEM 2. PROPERTIES

         The Company currently conducts all of its banking operations through its main banking office located in the community of Port Charlotte, Charlotte County, Florida. The Company owns the land and premises, which is comprised of approximately 7,850 square feet of banking office space on the 1.1 acre site.

         The Company also owns a 0.82 acre site in the City of North Port, Sarasota County, Florida on which it intends to contruct a branch office scheduled for development during the second half of 1999.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or either of the Banks is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders, page 7. The Annual Report is filed as an exhibit to this report on Form 10-KSB.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 6 is hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders, pages 2-6. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 7 is hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders, pages 8-31. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

         The information required by Part III of Form 10-K is, pursuant to General Instruction (G) of Form 10-KSB, is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Company's annual meeting of shareholders to be held in April 1999. The Company, will within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, are hereby incorporated by reference from, a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Registrant, Registration No. 333-39609, including amendments thereto.

Exhibit No.                Description of Exhibit
-----------                ----------------------
* 3.1                      Articles of Incorporation

* 3.2                      Bylaws

* 10.1                     1997 Stock Option Plan and Form of Certificate**

* 10.2                     Form of Employment Agreement between the Company and Lewis S. Albert**

* 10.3                     Form of Employment Agreement between the Company and Todd H. Katz**

* 10.4                     Form of Stock Purchase Warrant

13.1                       1998 Annual Report to Shareholders

21.1                       Subsidiaries of the Registrant

27                         Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

--------------
** Represents a management contract of compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TARPON COAST BANCORP, INC.

Date: March 8, 1999        By: /s/ Lewis S. Albert
                               -------------------------------------------------
                               Lewis S. Albert,
                               Chairman of the Board and Chief Executive Officer

Date: March 8, 1999        By: /s/ George E. Cline
                               -------------------------------------------------
                               George E. Cline, Senior Vice President and Chief Financial Officer
                               (principal financial and accounting officer)

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                                         Title                                                Date
---------                                         -----                                                ----

/s/ Lewis S. Albert                              Chairman of the Board and                             March 8, 1999
---------------------------                      Chief Executive Officer
Lewis S. Albert


/s/ Todd H. Katz                                  Vice-Chairman                                        March 8, 1999
---------------------------                       and President
Todd H. Katz


/s/ Mark O. Asperilla, M.D.                       Director                                             March 8, 1999
---------------------------
Mark O. Asperilla, M.D.


/s/ James R. Baker                                Director                                             March 8, 1999
---------------------------
James R. Baker


/s/ Billie A. Barger                              Director                                             March 8, 1999
---------------------------
Billie A. Barger


/s/ James C. Brown                                Director                                             March 8, 1999
---------------------------
James C. Brown


/s/ Gerald P. Flagel                              Director                                             March 8, 1999
---------------------------
Gerald P. Flagel


/s/ Gina D. Hahn                                  Director                                             March 8, 1999
---------------------------
Gina D. Hahn


/s/ Larry A. Tenbusch                             Director                                             March 8, 1999
---------------------------
Larry A. Tenbusch