Form 10QSB
period 1999-03-31
TARPON COAST BANCORP INC
filed 1999-05-05
CIK 1048435

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


                                  941-629-8111
                                  ------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                                      Outstanding as of March 31, 1999
         ------                                     --------------------------------
         Common Stock, $.01 par value               1,182,151

Transitional Small Business Disclosure Format:      Yes    No  X
                                                       ---    ---

                           TARPON COAST BANCORP, INC.

                                     INDEX



PART I  - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet as of March 31, 1999 and December 31, 1998                     1

                  Statement of Operations for the Three Months
                           Ended March 31, 1999 and 1998........................               2

                  Statement of Cash Flows for the Three Months
                           Ended March 31, 1999 and 1998........................               3

                  Notes to Financial Statements.................................               4

         Item 2.  Management's Discussion and Analysis..........................               5

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders...........               7

         Item 6.  Exhibits and Reports on Form 8-K..............................               7

SIGNATURES......................................................................               7

EXHIBIT INDEX...................................................................               7

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                          March 31, 1999       December 31, 1998
                                                          --------------       -----------------
                                                           (Unaudited)

ASSETS
Cash and due from banks                                     $  1,371,685            $    990,881
Federal funds sold                                             6,100,000               3,700,000
                                                            ------------            ------------
               Total cash and cash equivalents                 7,471,685               4,690,881

Securities available for sale                                  8,537,879               8,652,487

Loans                                                         11,021,925               7,367,382
Less allowance for loan losses                                  (229,000)               (154,000)
                                                            ------------            ------------
Net loans                                                     10,792,925               7,213,382

Premises and equipment, net                                    2,468,400               2,149,409
Accrued interest & other assets                                  671,068                 131,355
                                                            ------------            ------------

               Total assets                                 $ 29,941,957            $ 22,837,514
                                                            ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                      $  3,279,598            $  2,199,196
  Interest bearing                                            15,769,073              10,003,192
                                                            ------------            ------------
               Total deposits                                 19,048,671              12,202,388
Customer Repurchase Agreements                                   939,311                      --
Accrued interest & other liabilities                              35,153                  47,089
                                                            ------------            ------------
               Total liabilities                              20,023,135              12,696,060

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                        11,821                  11,821
  Additional paid-in capital                                  10,940,915              10,940,915
  Deficit                                                     (1,028,069)               (824,268)
  Unrealized loss on securities available for sale                (5,845)                 12,986
                                                            ------------            ------------
               Total shareholders' equity                      9,918,822              10,141,454
                                                            ------------            ------------

               Total liabilities and shareholders' equity   $ 29,941,957            $ 22,837,514
                                                            ============            ============


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                               Three months ended March 31,
                                                            ------------------------------------
                                                                1999                    1998
                                                                ----                    ----

Interest income:
   Interest and fees on loans                               $    190,602            $         --
   Interest on securities                                        118,057
   Interest on federal funds sold                                 51,832                      --
   Interest on reverse repurchase agreement                           --                  87,978
                                                            ------------            ------------

Total interest income                                            360,491                  87,978
Interest expense:
   Interest on deposits                                          137,927                      --
   Interest on repurchase agreements                               9,509                      --
                                                            ------------            ------------
Total interest expense                                           147,436                      --
                                                            ------------            ------------

Net interest income                                              213,055                  87,978

Provision for loan losses                                         75,000                      --
                                                            ------------            ------------

Net interest income after
   provision for loan losses                                     138,055                  87,978

Non-interest income                                               12,472                      --

Non-interest expense:
   Salaries and benefits                                         195,418                 104,708
   Occupancy and equipment expense                                54,368                  10,736
   Other expense                                                 104,542                  49,740
                                                            ------------            ------------

Total non-interest expense                                       354,328                 165,184
                                                            ------------            ------------

Net loss                                                        (203,801)                (77,206)

Other comprehensive income (loss)                                (18,831)                     --
                                                            ------------            ------------

Comprehensive income (loss)                                 $   (222,632)           $    (77,206)
                                                            ============            ============

Net loss per share                                          $      (0.17)           $      (0.09)
                                                            ============            ============

Average shares outstanding                                     1,182,151                 814,401
                                                            ============            ============


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                 Three months ended March 31,
                                                            ------------------------------------
                                                                 1999                    1998
                                                                 ----                    ----

Cash flows from operating activities:
   Net loss                                                 $   (203,801)           $    (77,206)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                                 23,937                   1,061
     Provision for loan losses                                    75,000                      --
     (Increase) Decrease in accrued interest
       and other assets                                         (539,713)                 53,067
     Increase (Decrease) in accrued interest
       and other liabilities                                     (11,136)                (11,936)
                                                            ------------            ------------
     Total adjustments                                          (452,712)                 42,992
                                                            ------------            ------------
Net cash used in operating activities                           (656,513)                (34,214)
                                                            ------------            ------------
Cash flows from investing activities:
     Net increase in loans                                    (3,654,543)                     --
     Purchases of securities available for sale               (1,534,457)                     --
     Maturities of securities available for sale               1,630,234                      --
     Purchases of premises and equipment                        (342,928)               (954,711)
                                                            ------------            ------------
Net cash used in investing activities                         (3,901,694)               (954,711)
                                                            ------------            ------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                       --              10,661,896
     Increase in deposits                                      6,846,283                      --
     Increase in customer repurchase agreements                  492,728                      --
     Repayment of organizer advances                                  --                 (44,350)
                                                            ------------            ------------
Net cash provided by financing activities                      7,339,011              10,617,546
                                                            ------------            ------------
Increase (Decrease) in cash and cash equivalents               2,780,804               9,628,621
Cash and cash equivalents, beginning of period                 4,690,881                  74,580
                                                            ------------            ------------
Cash and cash equivalents, end of period                    $  7,471,685            $  9,703,201
                                                            ============            ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                 $    143,859            $         --
                                                            ============            ============


See accompanying notes to financial statements.

                  TARPON COAST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1999



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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

The following is a discussion of the Company's financial condition and results of operations for the period ended March 31, 1999:

FINANCIAL CONDITION

The Company raised approximately $10.7 million in capital as a result of its initial public offering. This, together with seed money advances from its organizers of approximately $321,000 comprised the sole source of the Company's funding during its development stage period. Proceeds from the offering have been used to fund the capitalization of the Bank at $8 million. The remaining proceeds are invested by the Company in an overnight repurchase agreement with the Bank secured by U.S. Treasury and Agency securities and are being held by the Company as working capital for general corporate purposes as well as for possible future capital contributions to the Bank. Since the Bank commenced operations it has attracted approximately $19 million in deposits and $940,000 in customer repurchase agreements at March 31, 1999.

At March 31, 1999, the Company had generated $11,022,000 in net loans and approximately $4.8 million in unfunded loan commitments. At that date it had also invested approximately $8.5 million in investment securities available for sale. At March 31, 1999, the Company had $2.5 million in premises and equipment of which $886,000 is represented by the cost of acquiring the site for the Bank's main facility in which it took occupancy in February 1999. The Company's remaining liquidity less current operating requirements has been invested in overnight federal funds of $6.1 million

RESULTS OF OPERATIONS

While the Company was formed in the second quarter of 1997, it commenced its banking operations June 1, 1998. Accordingly, operating results for the three-month period ended March 31, 1999 are not comparable to those for the three-month period ended March 31, 1998.

For the three-month period ended March 31, 1999, the Company reported a net loss of $203,801. Interest income for the three-month period ended March 31, 1999 was $360,491 or a yield on average earning assets of 6.73%. Net interest income was $213,055 (net interest margin of 3.98%) after deducting interest expense of $117,436 or an average cost of funds of 3.67%. As the Bank has no historical loan loss experience, the provision for loan losses of $75,000 for the three-month period ended March 31, 1999 has been established based on peer industry data of comparable commercial banks with an additional provision of 0.5% set aside for potential Year 2000 credit risks. Non-interest income was $12,472 for the three-month period ended March 31, 1999 comprised principally of service charges on deposit accounts. Non-interest expenses for the three months ended March 31, 1999 were $354,328 comprised principally of salaries and benefits ($195,418) and occupancy costs ($54,368). At March 31, 1999, the Company and the Bank had 15 full time employees and one part time employee. The Bank took occupancy of its permanent banking facility comprised of 7,680 square feet in February 1999. Until then, it operated out of a temporary modular facility consisting of 1,960 square feet.

The net loss of $77,206 for the three-month period ended March 31, 1998 is attributable solely to expenses incurred in the organization of the Company and the Bank.

Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank achieve profitable levels.

YEAR 2000 MATTERS

The Company has an ongoing process for evaluating its computer systems as well as those of its data processing vendors to assess compliance with the Year 2000 requirements. The Company's has performed independent testing of its mission critical systems and is currently in the validation phase for all Year 2000 critical dates. Management believes that all mission critical systems are currently or will be Year 2000 compliant by June 30, 1999 and does not believe that material expenditures will be required on behalf of the Company to affect compliance. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. Further, there can be no assurances that vendor systems on which the Company relies will be modified on a timely basis or that the failure of others to properly modify their mission critical systems will not negatively impact the Company's operations.

The Company has implemented a assessment procedure to identify potential credit and liquidity risks to the Company should there be a failure by its key customers to identify and remediate their own issues, which process is ongoing. In this regard, the Company has set aside $55,000 of additional reserves at March 31, 1999 as an allowance for possible losses stemming from customer failures.

The Company has developed a contingency plan which would be implemented should there be a failure in its systems by virtue of the Year 2000 issues. For each mission critical system, the Company has identified alternative procedures to achieve a successful resumption of its banking operations in case its systems or those of its mission critical vendors fail, including developing a manual process for implementing the system and identifying alternative vendors.

Management cannot currently determine the financial effect on the Company if significant customer and/or vendor remediation efforts are not completed in a timely and comprehensive manner.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         During the first quarter of 1999, there were no matters submitted to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

         27.1     Financial Data Schedule

1.       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1999.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date:  May 3, 1999                        /s/ George E. Cline, III
                                         --------------------------------------
                                         George E. Cline, III
                                         Chief Financial Officer


Date:  May 3, 1999                       /s/ Lewis S. Albert
                                         --------------------------------------
                                         Lewis S. Albert
                                         Chief Executive Officer


                                 EXHIBIT INDEX

Exhibit
Number

27.1   Financial Data Schedule