Form 10QSB
period 1999-06-30
TARPON COAST BANCORP INC
filed 1999-08-02
CIK 1048435

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM _____ TO _____

                         Commission file number 0-23619

                           Tarpon Coast Bancorp, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Florida                                                65-0772718
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                               1490 Tamiami Trail
                            Port Charlotte, FL 33948
                    ----------------------------------------
                    (Address of principal executive offices)

                                  941-629-8111
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Class                                     Outstanding as of June 30, 1999
      ------                                    -------------------------------

      Common Stock, $.01 par value              1,182,151

Transitional Small Business Disclosure Format:  Yes      No X
                                                   ----      ----

                           TARPON COAST BANCORP, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheet as of June 30, 1999 and December 31, 1998     1

                 Statement of Operations for the Three Months
                       Ended June 30, 1999 and 1998 ....................     2

                 Statements of Operations for the Six Months
                       Ended June 30, 1999 and 1998 ....................     3

                 Statement of Cash Flows for the Six Months
                       Ended June 30, 1999 and 1998 ....................     4

                 Notes to Financial Statements .........................     5

         Item 2. Management's Discussion and Analysis ..................     6

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders ...     9

         Item 6. Exhibits and Reports on Form 8-K ......................     9

SIGNATURES .............................................................     9

EXHIBIT INDEX ..........................................................     9

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                       June 30, 1999        December 31, 1998
                                                                       -------------        -----------------
ASSETS                                                                 (Unaudited)
Cash and due from banks                                                 $  2,225,988           $    990,881
Federal funds sold                                                         1,800,000              3,700,000
                                                                        ------------           ------------
                    Total cash and cash equivalents                        4,025,988              4,690,881

Securities available for sale                                             11,284,879              8,652,487

Loans                                                                     17,717,101              7,367,382
Less allowance for loan losses                                              (308,000)              (154,000)
                                                                        ------------           ------------
Net loans                                                                 17,409,101              7,213,382

Premises and equipment, net                                                2,969,144              2,149,409
Accrued interest & other assets                                              304,519                131,355
                                                                        ------------           ------------

                    Total assets                                        $ 35,993,631           $ 22,837,514
                                                                        ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                  $  3,774,800           $  2,199,196
  Interest bearing                                                        20,203,824             10,003,192
                                                                        ------------           ------------
                    Total deposits                                        23,978,624             12,202,388
Customer Repurchase Agreements                                             2,319,116                     --
Accrued interest & other liabilities                                         147,807                 47,089
                                                                        ------------           ------------
                    Total liabilities                                     26,445,547             12,696,060

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                                    11,821                 11,821
  Additional paid-in capital                                              10,940,915             10,940,915
  Deficit                                                                 (1,301,717)              (824,268)
  Unrealized (loss)/gain on securities available for sale                   (102,935)                12,986
                                                                        ------------           ------------
                    Total shareholders' equity                             9,548,084             10,141,454
                                                                        ------------           ------------

                    Total liabilities and shareholders' equity          $ 35,993,631           $ 22,837,514
                                                                        ============           ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three months ended June 30,
                                                     ---------------------------------
                                                        1999                   1998
                                                     -----------           -----------
Interest income:
   Interest and fees on loans                        $   279,071           $     4,718
   Interest on securities                                148,389                16,900
   Interest on federal funds sold                         63,006                25,447
   Interest on reverse repurchase agreement                   --                83,030
                                                     -----------           -----------

Total interest income                                    490,466               130,095
Interest expense:
   Interest on deposits                                  212,148                 2,883
   Interest on repurchase agreements                      22,745                    --
                                                     -----------           -----------
Total interest expense                                   234,893                 2,883
                                                     -----------           -----------

Net interest income                                      255,573               127,212

Provision for loan losses                                 79,000                17,000
                                                     -----------           -----------
Net interest income after
   provision for loan losses                             176,573               110,212

Non-interest income                                       18,887                 5,088

Non-interest expense:
   Salaries and benefits                                 224,077               150,962
   Occupancy and equipment expense                        91,607                37,377
   Other expense                                         153,424                54,043
                                                     -----------           -----------

Total non-interest expense                               469,108               242,382
                                                     -----------           -----------

Net loss                                                (273,648)             (127,082)
                                                     -----------           -----------

Other comprehensive income (loss)                        (97,090)               (4,328)
                                                     -----------           -----------

Comprehensive income (loss)                          $  (370,738)          $  (131,410)
                                                     ===========           ===========

Net loss per share                                   $     (0.23)          $     (0.11)
                                                     ===========           ===========

Average shares outstanding                             1,182,151             1,182,151
                                                     ===========           ===========

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Six months ended June 30,
                                                     ---------------------------------
                                                         1999                  1998
                                                     -----------           -----------
Interest income:
   Interest and fees on loans                        $   469,673           $     4,718
   Interest on securities                                266,446                16,900
   Interest on federal funds sold                        114,838                25,447
   Interest on reverse repurchase agreement                   --               171,008
                                                     -----------           -----------

Total interest income                                    850,957               218,073
Interest expense:
   Interest on deposits                                  350,075                 2,883
   Interest on repurchase agreements                      32,254                    --
                                                     -----------           -----------
Total interest expense                                   382,329                 2,883
                                                     -----------           -----------

Net interest income                                      468,628               215,190

Provision for loan losses                                154,000                17,000
                                                     -----------           -----------
Net interest income after
   provision for loan losses                             314,628               198,190

Non-interest income                                       31,359                 5,088

Non-interest expense:
   Salaries and benefits                                 419,495               255,670
   Occupancy and equipment expense                       145,975                48,113
   Other expense                                         257,966               103,783
                                                     -----------           -----------

Total non-interest expense                               823,436               407,566
                                                     -----------           -----------

Net loss                                                (477,449)             (204,288)
                                                     -----------           -----------

Other comprehensive income (loss)                       (115,921)               (4,328)
                                                     -----------           -----------

Comprehensive income (loss)                          $  (593,370)          $  (208,616)
                                                     ===========           ===========

Net loss per share                                   $     (0.40)          $     (0.20)
                                                     ===========           ===========

Average shares outstanding                             1,182,151             1,000,297
                                                     ===========           ===========

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                Six months ended June 30,
                                                           -----------------------------------
                                                               1999                   1998
                                                           ------------           ------------
Cash flows from operating activities:
   Net loss                                                $   (477,449)          $   (204,288)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation                                              76,154                 22,483
       Provision for loan losses                                154,000                 17,000
       (Increase) Decrease in accrued interest
           and other assets                                    (173,164)               (21,420)
       Increase (Decrease) in accrued interest
           and other liabilities                                100,718                (41,048)
                                                           ------------           ------------

   Total adjustments                                            157,708                (22,985)
                                                           ------------           ------------

Net cash used in operating activities                          (319,741)              (227,273)
                                                           ------------           ------------
Cash flows from investing activities:
    Net increase in loans                                   (10,349,719)              (880,311)
    Purchases of securities available for sale               (5,609,374)            (5,424,168)
    Maturities of securities available for sale               2,861,061                     --
    Purchases of premises and equipment                        (895,889)            (1,238,492)
                                                           ------------           ------------

Net cash used in investing activities                       (13,993,921)            (7,542,971)
                                                           ------------           ------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                       --             10,647,608
    Increase in deposits                                     11,776,236              3,322,214
    Increase in customer repurchase agreements                1,872,533                     --
    Repayment of organizer advances                                  --                (44,350)
                                                           ------------           ------------

Net cash provided by financing activities                    13,648,769             13,925,472
                                                           ------------           ------------

Increase (Decrease) in cash and cash equivalents               (664,893)             6,155,228

Cash and cash equivalents, beginning of period                4,690,881                 74,580
                                                           ------------           ------------

Cash and cash equivalents, end of period                   $  4,025,988           $  6,229,808
                                                           ============           ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $    435,278           $      1,506
                                                           ============           ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED June 30, 1999

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

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

The following is a discussion of the Company's financial condition and results of operations for the period ended June 30, 1999:

FINANCIAL CONDITION

The Company raised approximately $10.7 million in capital as a result of its initial public offering. This, together with seed money advances from its organizers of approximately $321,000 comprised the sole source of the Company's funding during its development stage period. Proceeds from the offering have been used to fund the capitalization of the Bank at $8 million. The remaining proceeds are invested by the Company in an overnight repurchase agreement with the Bank secured by U.S. Treasury and Agency securities and are being held by the Company as working capital for general corporate purposes as well as for possible future capital contributions to the Bank. Since the Bank commenced operations it has attracted approximately $24 million in deposits and $2.3 million in customer repurchase agreements at June 30, 1999.

At June 30, 1999, the Company had generated $17.7 million in loans and approximately $5.9 million in unfunded loan commitments. At that date it also had invested approximately $11.3 million in investment securities available for sale. At June 30, 1999, the Company had $3 million in premises and equipment, which includes $429,000 in land and site engineering for the Bank's branch expansion into the City of North Port, Sarasota County, Florida. The Company's remaining liquidity less current operating requirements has been invested in overnight federal funds of $1.8 million.

RESULTS OF OPERATIONS

While the Company was formed in the second quarter of 1997, it commenced its banking operations June 1, 1998. Accordingly, operating results for the three and six month periods ended June 30, 1999 are not comparable to those for the comparable periods in 1998.

For the three-month period ended June 30, 1999, the Company reported a net loss of $273,648. Interest income for the period was $490,466 or a yield on average earning assets of 6.72%. Net interest income was $255,573 (net interest margin of 3.50%) after deducting interest expense of $234,893 or an average cost of funds of 3.99%. As the Bank has no historical loan loss experience, the provision for loan losses of $79,000 for the three-month period has been established based on peer industry data of comparable commercial banks with an additional provision of 0.5% set aside for potential Year 2000 credit risks. Non-interest income was $18,887 for the three-month period comprised principally of service charges on deposit accounts. Non-interest expenses for the period were $469,108 comprised principally of salaries and benefits ($224,077) and occupancy costs ($91,607). At June 30, 1999 the Company and the Bank had 20 full time employees and one part time employee.

For the six-month period ended June 30, 1999, the Company reported a net loss of $477,499. Interest income for the period was $850,957 or a yield on average earning assets of 6.73%. Net interest income was $468,628 (net interest margin of 3.71%) after deducting interest expense of $382,329 or an average cost of funds of 4.00%. As the Bank has no historical loan loss experience, the provision for loan losses of $154,000 for the three-month period has been established on the same basis as discussed in the preceding paragraph. Non-interest income was $31,359 for the three-month period comprised principally of service charges on deposit accounts. Non-interest expenses for the period were $823,436 comprised principally of salaries and benefits ($419,495) and occupancy costs ($145,975).

The Bank took occupancy of its permanent banking facility comprised of 7,680 square feet in February 1999. Until then, it operated out of a temporary modular facility consisting of 1,960 square feet. In addition, on June 1, 1999, the Bank opened a branch office in the City of North Port, Sarasota County, Florida comprising approximately 1,100 square feet of rental space at a monthly rental of $1,700. The Bank plans to construct a permanent North Port branch facility for occupancy in the first quarter of 2000.

For the three and six month periods ended June 30, 1998, net losses of $127,000 and $204,000, respectively, included $77,992 of net losses since the Company commenced its banking operations on June 1, 1998. Interest income for the first month of operations was $52,681 resulting in net interest income of $49,798 after deducting interest expense on deposits for the month of $2,883. Lacking any experience, the provision for loan losses of $17,000 was established at a rate of 1.5% of outstanding loans and loan commitments. Non-interest income and expenses for the first month of operations were $5,088 and $115,878, respectively. Included in non-interest expenses was $55,801 in salaries and benefits and $33,873 in occupancy and equipment expenses. At June 30, 1998, the Company and the Bank had 11 full time employees and one part time employee.

Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank achieve profitable levels.

YEAR 2000 MATTERS

The Company has an ongoing process for evaluating its computer systems as well as those of its data processing vendors to assess compliance with the Year 2000 requirements. The Company's has performed independent testing of its mission critical systems and is currently in the validation phase for all Year 2000 critical dates. Management believes that all mission critical systems are currently Year 2000 compliant and does not believe that material expenditures will be required on behalf of the Company to affect compliance. However, there can be no assurance that all necessary modifications have been identified and corrected or that unforeseen difficulties or costs will not arise. Further, there can be no assurances that vendor systems on which the Company relies have been properly modified or that the failure of others to properly modify their mission critical systems will not negatively impact the Company's operations.

The Company has implemented a assessment procedure to identify potential credit and liquidity risks to the Company should there be a failure by its key customers to identify and remediate their own issues, which process is ongoing. In this regard, the Company has set aside $88,000 of additional reserves at June 30, 1999 as an allowance for possible losses stemming from customer failures.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        On April 26, 1999, the Company held its annual meeting of shareholders during which Lewis S. Albert, Chairman of the Board and Chief Executive Officer, Mark O. Asperilla, M.D., and Gerald P. Flagel, C.P.A., were re-elected to the Company's Board of Directors to serve three-year terms. 1,143,140 or 96.7% of shares entitled to vote were cast in favor of the measure with no dissenting votes. In addition to Messrs. Albert, Asperilla and Flagel, the following individuals serve as continuing directors until their respective terms expire: James R. Baker, Billie A. Barger, James C. Brown, Gina D. Hahn, Todd H. Katz, and Larry A. Tenbusch. There were no other matters submitted to a vote of security holders during the second quarter of 1999.

Item 6. Exhibits and Reports on Form 8-K

1.      Exhibits

        27.1    Financial Data Schedule

2.      Reports on Form 8-K

        The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 2, 1999                              /s/ George E. Cline, III
                                                  ------------------------
                                                  George E. Cline, III
                                                  Chief Financial Officer

Date: August 2, 1999                              /s/ Lewis S. Albert
                                                  ------------------------
                                                  Lewis S. Albert
                                                  Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit
Number
-------

27.1  Financial Data Schedule