Form 10QSB
period 1999-09-30
TARPON COAST BANCORP INC
filed 1999-11-04
CIK 1048435

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Class                                 Outstanding as of September 30, 1999
     ------                                ------------------------------------

     Common Stock, $.01 par value          1,182,151

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                           TARPON COAST BANCORP, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheet as of September 30, 1999 and December 31, 1998          1

                 Statement of Operations for the Three Months
                           Ended September 30, 1999 and 1998                           2

                 Statements of Operations for the Nine Months
                           Ended September 30, 1999 and 1998                           3

                 Statement of Cash Flows for the Nine Months
                           Ended September 30, 1999 and 1998                           4

                 Notes to Financial Statements                                         5

         Item 2.  Management's Discussion and Analysis                                 6

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                   9

         Item 6. Exhibits and Reports on Form 8-K                                      9

SIGNATURES                                                                             9

EXHIBIT INDEX                                                                          9

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                September 30, 1999     December 31, 1998
                                                                ------------------     -----------------
                                                                   (Unaudited)
ASSETS
Cash and due from banks                                            $  1,696,037           $    990,881
Federal funds sold                                                    1,800,000              3,700,000
                                                                   ------------           ------------
               Total cash and cash equivalents                        3,496,037              4,690,881

Securities available for sale                                         9,906,179              8,652,487

Loans                                                                23,256,955              7,367,382
Less allowance for loan losses                                         (390,145)              (154,000)
                                                                   ------------           ------------
Net loans                                                            22,866,810              7,213,382

Premises and equipment, net                                           3,004,160              2,149,409
Accrued interest & other assets                                         384,652                131,355
                                                                   ------------           ------------

               Total assets                                        $ 39,657,838           $ 22,837,514
                                                                   ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                             $  5,305,276           $  2,199,196
  Interest bearing                                                   22,019,850             10,003,192
                                                                   ------------           ------------
               Total deposits                                        27,325,126             12,202,388
Customer Repurchase Agreements                                        2,886,872                     --
Accrued interest & other liabilities                                     71,715                 47,089
                                                                   ------------           ------------
               Total liabilities                                     30,283,713             12,696,060

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                               11,821                 11,821
  Additional paid-in capital                                         10,940,915             10,940,915
  Deficit                                                            (1,484,428)              (824,268)
  Unrealized loss on securities available for sale                      (94,183)                12,986
                                                                   ------------           ------------
               Total shareholders' equity                             9,374,125             10,141,454
                                                                   ------------           ------------

               Total liabilities and shareholders' equity          $ 39,657,838           $ 22,837,514
                                                                   ============           ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three months ended September 30,
                                              ---------------------------------
                                                  1999                  1998
                                              -----------           -----------
Interest income:
   Interest and fees on loans                 $   418,176           $    45,766
   Interest on securities                         162,413               102,726
   Interest on federal funds sold                  30,961                57,296
                                              -----------           -----------

Total interest income                             611,550               205,788
Interest expense:
   Interest on deposits                           240,358                36,729
   Interest on repurchase agreements               28,595                24,725
                                              -----------           -----------
Total interest expense                            268,953                61,454
                                              -----------           -----------

Net interest income                               342,597               144,334

Provision for loan losses                          87,000                57,000
                                              -----------           -----------
Net interest income after
   provision for loan losses                      255,597                87,334

Non-interest income                                24,601                 2,388

Non-interest expense:
   Salaries and benefits                          233,480               160,457
   Occupancy and equipment expense                 94,558                87,703
   Other expense                                  134,871                81,103
                                              -----------           -----------

Total non-interest expense                        462,909               329,263
                                              -----------           -----------

Net loss                                         (182,711)             (239,541)
                                              -----------           -----------

Other comprehensive income (loss)                   8,752                32,075
                                              -----------           -----------

Comprehensive income (loss)                   $  (173,959)          $  (207,466)
                                              ===========           ===========

Net loss per share                            $     (0.15)          $     (0.20)
                                              ===========           ===========

Average shares outstanding                      1,182,151             1,182,151
                                              ===========           ===========

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Nine months ended September 30,
                                                     ---------------------------------
                                                         1999                  1998
                                                     -----------           -----------
Interest income:
   Interest and fees on loans                        $   887,849           $    50,484
   Interest on securities                                428,859               119,626
   Interest on federal funds sold                        145,799                82,743
   Interest on reverse repurchase agreement                   --               171,008
                                                     -----------           -----------

Total interest income                                  1,462,507               423,861
Interest expense:
   Interest on deposits                                  590,433                39,612
   Interest on repurchase agreements                      60,849                24,725
                                                     -----------           -----------

Total interest expense                                   651,282                64,337
                                                     -----------           -----------

Net interest income                                      811,225               359,524

Provision for loan losses                                241,000                74,000
                                                     -----------           -----------
Net interest income after
   provision for loan losses                             570,225               285,524

Non-interest income                                       55,960                 7,476

Non-interest expense:
   Salaries and benefits                                 652,975               416,127
   Occupancy and equipment expense                       240,533               135,816
   Other expense                                         392,837               184,886
                                                     -----------           -----------

Total non-interest expense                             1,286,345               736,829
                                                     -----------           -----------

Net loss                                                (660,160)             (443,829)
                                                     -----------           -----------

Other comprehensive income (loss)                       (107,169)               27,747
                                                     -----------           -----------

Comprehensive income (loss)                          $  (767,329)          $  (416,082)
                                                     ===========           ===========

Net loss per share                                   $     (0.56)          $     (0.42)
                                                     ===========           ===========

Average shares outstanding                             1,182,151             1,061,357
                                                     ===========           ===========

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                             Nine months ended September 30,
                                                           -----------------------------------
                                                               1999                   1998
                                                           ------------           ------------
Cash flows from operating activities:
  Net loss                                                 $   (660,160)          $   (443,829)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                                128,391                 84,824
    Provision for loan losses                                   241,000                 74,000
    (Increase) Decrease in accrued interest
     and other assets                                          (253,297)               (71,034)
    Increase (Decrease) in accrued interest
     and other liabilities                                       24,626                 (3,948)
                                                           ------------           ------------
  Total adjustments                                             140,720                 83,842
                                                           ------------           ------------
Net cash used in operating activities                          (519,440)              (359,987)
                                                           ------------           ------------
Cash flows from investing activities:
  Net increase in loans                                     (15,894,428)            (3,052,654)
  Purchases of securities available for sale                 (5,609,374)            (7,791,977)
  Maturities of securities available for sale                 4,248,513                846,597
  Purchases of premises and equipment                          (983,142)            (1,398,600)
                                                           ------------           ------------
Net cash used in investing activities                       (18,238,431)           (11,396,634)
                                                           ------------           ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                         --             10,630,251
  Increase in deposits                                       15,122,738              6,433,628
  Increase in customer repurchase agreements                  2,440,289                310,606
  Repayment of organizer advances                                    --                (44,350)
                                                           ------------           ------------
Net cash provided by financing activities                    17,563,027             17,330,135
                                                           ------------           ------------
Increase (Decrease) in cash and cash equivalents             (1,194,844)             5,573,514
Cash and cash equivalents, beginning of period                4,690,881                 74,580
                                                           ------------           ------------
Cash and cash equivalents, end of period                   $  3,496,037           $  5,648,094
                                                           ============           ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $    688,063           $     47,119
                                                           ============           ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1999

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:
         Tarpon Coast Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 7, 1997. Effective June 1, 1998, the Company's new wholly owned subsidiary, Tarpon Coast National Bank (the "Bank") received federal regulatory approval to commence its banking operations. Contemporaneously, the Company became a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Until June 1, 1998, the Company was in the development stage and its activities were limited to the organization of the Bank, as well as the offering of $11,500,000 in common stock (the "Offering"). Approximately $8.2 million of the proceeds of the Offering have been used by the Company to provide for the capitalization of the Bank. Also effective June 1, 1998, the Bank received approval from the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance.

Basis of Presentation:
         The accompanying unaudited consolidated financial statements include the accounts of the Company and, since its organization on June 1, 1998, the accounts of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

The following is a discussion of the Company's financial condition and results of operations for the period ended September 30, 1999:

FINANCIAL CONDITION

The Company raised approximately $10.7 million in capital as a result of its initial public offering. This, together with seed money advances from its organizers of approximately $321,000 comprised the sole source of the Company's funding during its development stage period. Proceeds from the offering have been used to fund the capitalization of the Bank at $8.2 million. The remaining proceeds are invested by the Company in an overnight repurchase agreement with the Bank secured by U.S. Treasury and Agency securities and are being held by the Company as working capital for general corporate purposes as well as for possible future capital contributions to the Bank. At September 30, 1999, the Company had approximately $27 million in deposits and $2.8 million in customer repurchase agreements.

At September 30, 1999, the Company had $23.2 million in loans and approximately $4.1 million in unfunded loan commitments. At that date it also had invested approximately $9.9 million in investment securities available for sale. At September 30, 1999, the Company had $3 million in premises and equipment, which includes $429,000 in land and site engineering for the Bank's branch expansion into the City of North Port, Sarasota County, Florida. The Company's remaining liquidity less current operating requirements has been invested in overnight federal funds of $1.8 million.

RESULTS OF OPERATIONS

While the Company was formed in the second quarter of 1997, it commenced its banking operations June 1, 1998. Accordingly, operating results for the nine-month period ended September 30, 1999 are not comparable to those for the comparable period of 1998.

For the three-month period ended September 30, 1999, the Company reported a net loss of $182,711. Interest income for the period was $611,550 or a yield on average earning assets of 7.21%. Net interest income was $342,597 (net interest margin of 4.04%) after deducting interest expense of $268,953 or an average rate paid on interest-bearing funds of 4.30%. As the Bank has no historical loan loss experience, the provision for loan losses of $87,000 for the three-month period has been established based on peer industry data of comparable commercial banks with an additional provision of 0.5% set aside for potential Year 2000 credit risks. Non-interest income was $24,601 for the three-month period comprised principally of service charges on deposit accounts. Non-interest expenses for the period were $462,909 comprised principally of salaries and benefits ($233,480) and occupancy costs ($94,558). At September 30, 1999, the Company and the Bank had 20 full time employees and one part time employee.

For the nine-month period ended September 30, 1999, the Company reported a net loss of $660,160. Interest income for the period was $1,462,507 or a yield on average earning assets of 6.93%. Net interest income was $811,225 (net interest margin of 3.84%) after deducting interest expense of $651,282 or an average rate paid on interest-bearing funds of 4.44%. As the Bank has no historical loan loss experience, the provision for loan losses of $241,000 for the nine-month period has been established on the same basis as discussed in the preceding paragraph. Non-interest income was $55,960 for the nine-month period comprised principally of service charges on deposit accounts. Non-interest expenses for the period were $1,286,345 comprised principally of salaries and benefits ($652,975) and occupancy costs ($240,533).

The Bank took occupancy of its permanent banking facility comprised of 7,680 square feet in February 1999. Until then, it operated out of a temporary modular facility consisting of 1,960 square feet. In addition, on June 1, 1999, the Bank opened a branch office in the City of North Port, Sarasota County, Florida comprising approximately 1,100 square feet of rental space at a monthly rental of $1,700. The Bank is currently constructing a permanent North Port branch facility comprising approximately 3,300 square feet for occupancy in the first quarter of 2000.

For the three and nine month periods ended September 30, 1998, the Company had net losses of $239,000 and $443,000, respectively. Included in the net loss for the nine month period was $126,000 of net losses incurred during the Company's development stage period to June 1, 1998. Interest income for the three and nine-month periods ending September 30, 1998 were $205,788 and $423,861 resulting in net interest income of $144,334 and $359,524, respectively. Included in the nine-month amounts is $171,008 of escrow account income earned during the development stage period to June 1, 1998. Interest expense for the three and nine-month periods were $61,454 and $64,337. Lacking historical experience, the provision for loan losses for the three and nine-month periods of $57,000 and $74,000 were established at a rate of 1.5% of outstanding loans and loan commitments. Non-interest income for the three and nine-month periods were $2,338 and $7,476, respectively. Non-interest expenses for the three and nine-month periods were $329,263 and $736,829($297,000 of which were incurred during the development stage period to June 1, 1998), and included salaries and benefits expenses of $160,457 and $416,127, respectively. At September 30, 1998, the Company and the Bank had 11 full time employees and one part time employee.

Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank achieve profitable levels.

YEAR 2000 MATTERS

The Company has an ongoing process for evaluating its computer systems as well as those of its data processing vendors to assess compliance with the Year 2000 requirements. The Company's has performed independent testing of its mission critical systems and has completed the validation phase for all Year 2000 critical dates. Management believes that all mission critical systems are currently Year 2000 compliant and does not believe that material expenditures will be required on behalf of the Company to affect compliance. However, there can be no assurance that all necessary modifications have been identified and corrected or that unforeseen difficulties or costs will not arise. Further, there can be no assurances that vendor systems on which the Company relies have been properly modified or that the failure of others to properly modify their mission critical systems will not negatively impact the Company's operations.

The Company has implemented an assessment procedure to identify potential credit and liquidity risks to the Company should there be a failure by its key customers to identify and remediate their own issues, which process is ongoing. In this regard, the Company has set aside $116,000 of additional reserves at September 30, 1999 as an allowance for possible losses stemming from customer failures.

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

Item 6. Exhibits and Reports on Form 8-K

1.      Exhibits

        27.1  Financial Data Schedule

2.      Reports on Form 8-K

        The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 2, 1999                        /s/ George E. Cline, III
                                              ------------------------
                                              George E. Cline, III
                                              Chief Financial Officer

Date: November 2, 1999                        /s/ Lewis S. Albert
                                              ------------------------
                                              Lewis S. Albert
                                              Chief Executive Officer


                                 EXHIBIT INDEX

Exhibit
Number
-------

27.1    Financial Data Schedule