Form 10KSB40
period 1999-12-31
TARPON COAST BANCORP INC
filed 2000-03-20
CIK 1048435

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


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


                               1490 Tamiami Trail
                               ------------------
                            Port Charlotte, FL 33948
                    (Address of principal executive offices)


                                  941-629-8111
                                  ------------
                           (Issuer's telephone number)

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common Stock, $. 10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]   No [ ].


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 1, 2000 was $8,544,284. As of such date no organized trading market existed for the common stock of the registrant. The aggregate market value is based upon the $7.88 in book value per share of the common stock of the registrant at December 31, 1999. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of March 1, 2000: 1,182,151 shares of $.10 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7, and 8 of Part II of this report. The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2000 is incorporated by reference in answer to Part III of this report.

PART I

ITEM 1.  BUSINESS

         Tarpon Coast Bancorp, Inc. (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and owns 100% of the outstanding capital stock of the Tarpon Coast National Bank ("Bank"). The Company was incorporated under the laws of the State of Florida in August 1997. The Company serves as a mechanism to enhance the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services, which the traditional commercial bank may not provide under present laws.

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

MARKET AREA AND COMPETITION

         The Southwest Florida area has experienced considerable growth over the past decade. Competition among financial institutions in the Bank's market areas is intense, with other financial institutions having far greater financial resources than those available to the Company.

         The primary service area for the Bank encompasses the Punta Gorda Municipal Statistical Area, including the community of Port Charlotte, Charlotte County, as well as the City of North Port in Sarasota County. Most of the banking offices in the Bank's market area are branches of or are affiliated with major holding companies in North Carolina, Georgia, Alabama and other areas of Florida and the nation.

         The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been expanding to serve the traditional banking markets. Due to the rapid growth of Southwest Florida, it is anticipated that additional competition will continue from new entrants to the market.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the year ended December 31, 1999 and for the period from June 1, 1998 (the date the Company commenced its banking operations) through December 31, 1998. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:


                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                   1999               1998
                                                   ----               ----

ASSETS
------
Cash and Due from Banks                         $ 1,501,666      $   866,293
                                                -----------      -----------

Federal Funds Sold                                3,497,452        4,313,893
Taxable Securities                                9,766,239        6,710,512
Net Loans                                        17,041,567        2,533,323
                                                -----------      -----------

Total Earning Assets                             30,305,258       13,557,728
                                                -----------      -----------

Other Assets                                      3,160,508        1,704,254
                                                -----------      -----------

Total Assets                                    $34,967,432      $16,128,275
                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Non-Interest Bearing Deposits                   $ 3,489,511      $ 1,322,931
Savings Deposits                                  6,210,677          518,707
Time Deposits                                     9,529,437        3,064,775
Other Interest Bearing Deposits                   3,504,667          939,134
Other Borrowings                                  2,488,630          227,551
Other Liabilities                                   108,030           32,824
                                                -----------      -----------

Total Liabilities                                25,330,952        6,105,922

Stockholders' Equity                              9,636,480       10,022,353
                                                -----------      -----------

Total Liabilities and Stockholders' Equity      $34,967,432      $16,128,275
                                                ===========      ===========


         The following is an analysis of the net interest earnings of the Company for the years ended December 31, 1999 and 1998 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities. Yield calculations for 1998 have been annualized to portray results of a full fiscal year.


1999

ASSETS                                    AVERAGE AMOUNT  INTEREST EARNED  AVERAGE YIELD  NET YIELD
------                                    --------------  ---------------  -------------  ---------

Investment Securities                      $ 9,766,239      $  572,014         5.86%
Federal Funds Sold                           3,497,452         172,964         4.95%
Net Loans                                   17,041,567       1,418,542         8.32%
                                            ----------       ---------         ----

Total Earning Assets                       $30,305,258      $2,163,520         7.14%        4.01%
                                           ===========      ==========         ====         ====



ASSETS                                    AVERAGE AMOUNT  INTEREST PAID  AVERAGE YIELD
------                                    --------------  -------------  -------------

Savings Deposits                           $ 6,210,677      $266,810         4.30%
Time Deposits                                9,529,437       480,286         5.04%
Other Interest Bearing Deposits              3,504,667        93,883         2.68%
Other Borrowings                             2,488,630       107,116         4.30%
                                             ---------       -------         ----


Total Interest Bearing Liabilities         $21,733,411      $948,095         4.36%
                                           ===========      ========         ====



1998

ASSETS                                    AVERAGE AMOUNT  INTEREST EARNED  AVERAGE YIELD  NET YIELD
------                                    --------------  ---------------  -------------  ---------

Investment Securities                     $ 6,710,512         $233,963         5.98%
Federal Funds Sold                          4,313,893          142,785         5.67%
Net Loans                                   2,581,579          148,513         9.86%
                                            ---------          -------         ----


Total Earning Assets                      $13,605,984         $525,261         6.62%         4.96%
                                          ===========         ========         ====          ====




ASSETS                                    AVERAGE AMOUNT  INTEREST PAID  AVERAGE YIELD
------                                    --------------  -------------  -------------

Savings Deposits                            $  518,707        $  8,340         2.76%
Time Deposits                                3,064,775          97,275         5.44%
Other Interest Bearing Deposits                939,134          21,976         4.01%
Other Borrowings                               227,551           4,314         4.55%
                                               -------           -----         ----

Total Interest Bearing Liabilities          $4,750,167        $131,905         4.76%
                                            ==========        ========         ====


         For purposes of these analyses, non-accruing loans, if any, are included in the average balances and tax exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis. Loan fees included in interest earned are not material to the presentation.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the period indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance of the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume. As results for 1998 only comprise seven months of operations, the analysis has been adjusted to reflect annualized results for that year.

                             YEAR ENDED DECEMBER 31,
                              1999 COMPARED TO 1998
                           INCREASE (DECREASE) DUE TO


                                      VOLUME            RATE            CHANGE
                                   -----------       ---------       -----------

Interest earned on:
     Investment securities         $   181,713       $  (8,748)      $   172,965
     Federal funds sold                (46,091)        (24,480)          (70,571)
     Net loans                       1,418,816        (253,579)        1,165,237
                                   -----------       ---------       -----------

     Total interest income           1,554,438        (286,807)        1,267,631
                                   -----------       ---------       -----------

Interest paid on:
     Savings deposits                  156,094          96,491           252,585
     Other deposits                    458,727         (87,953)          370,774
     Borrowings                         73,113          26,645            99,758
                                   -----------       ---------       -----------

     Total interest expense            687,934          35,183           723,117
                                   -----------       ---------       -----------

Change in Net interest income      $   866,504       $(321,990)      $   544,514
                                   ===========       =========       ===========


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

The following is an analysis of maturities of loans as of December 31, 1999:


                                       DUE IN             DUE IN            DUE AFTER
TYPE OF LOAN                       1 YEAR OR LESS      1 TO 5 YEARS          5 YEARS               TOTAL
------------                       --------------      ------------         -----------          -----------

Commercial, financial and
   agricultural                    $1,669,039          $ 4,598,802          $ 1,267,551          $ 7,535,392
Commercial real estate                972,424            5,584,626            2,240,513            8,797,563
Residential real estate               177,218            1,759,850            6,761,748            8,698,816
Consumer loans                        260,398            3,803,924              294,318            4,358,640
                                   ----------          -----------          -----------          -----------

Total                              $3,079,079          $15,747,202          $10,564,130          $29,390,411
                                   ==========          ===========          ===========          ===========


         The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 1999 and 1998.


TYPE OF LOAN                                               DECEMBER 31,
                                                 -----------------------------
                                                     1999              1998
                                                     ----              ----

Commercial, financial and agricultural.....      $ 7,535,392        $4,022,305
Commercial real estate ....................        8,797,563         1,722,547
Residential real estate ...................        8,698,816           552,113
Consumer loans ............................        4,358,640         1,070,417
                                                 -----------        ----------

Subtotal ..................................       29,390,411         7,367,382

Allowance for
possible loan losses ......................          454,576           154,000
                                                 -----------        ----------

Net loans .................................      $28,935,835        $7,213,382
                                                 ===========        ==========


         The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 1999, the amount of loans due after one year with predetermined interest rates totaled approximately $16,709,000 while the amount of loans due after one year with floating interest rates totaled approximately $9,602,000.

         Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

         At December 31, 1999 and 1998, there were no loans which were accounted for on a non-accrual basis, no loans which were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt restructurings.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Company's allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 1999 and 1998.


TYPE OF LOAN                                               1999            1998
------------                                               ----            ----

Balance at beginning of period                           $154,000        $      0

Charge-offs:
Consumer                                                   49,456               0
Commercial                                                      0               0
Residential                                                     0               0


Recoveries:
Consumer                                                       32               0
 Commercial                                                     0               0
 Residential                                                    0               0

Net charge-offs                                            49,424               0

Provision for losses charged to operations                350,000         154,000
                                                          -------         -------

Balance at end of period                                 $454,576        $154,000
                                                         ========        ========

ASSET QUALITY RATIOS:
---------------------

Net charge-offs during the period to average loans
  outstanding during the period                              0.28%               0%

Allowance for loan losses to total loans                     1.55%            2.09%

Allowance for loan losses to
         non-performing assets                      Not Applicable   Not Applicable

Non-performing loans to total loans                             0%               0%

Non-performing assets to total assets                           0%               0%


At December 31, 1999 and 1998 the allowance for possible loan losses was generally allocated as follows:

                                          1999                          1998
                                -------------------------     -------------------------
                                               PERCENT OF                   PERCENT OF
                                              LOANS IN EACH                LOANS IN EACH
                                              CATEGORY TO                   CATEGORY TO
                                AMOUNT        TOTAL LOANS     AMOUNT        TOTAL LOANS
                                ------       --------------   ------       -------------
Commercial, financial
    and agricultural           $200,533           25.6%      $107,125           54.6%

Commercial real estate          135,482           29.9%        29,935           23.4%

Residential real estate          64,513           29.6%         5,520            7.5%

Consumer                         54,048           14.9%        11,420           14.5%
                               --------          -----       --------          -----

Total                          $454,576          100.0%      $154,000          100.0%
                               ========          =====       ========          =====

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

The following table presents, at December 31, 1999 and 1998, the carrying value of the Company's investments:

                                                      DECEMBER 31,
                                              ----------------------------
INVESTMENT CATEGORY                              1999              1998
-------------------                           ----------        ----------
Obligations of U.S. Treasury and other
    U.S. Government Agencies                  $9,104,592        $8,370,787
State and political subdivisions                       0                 0
Other securities                                 363,314           281,700
                                              ----------        ----------

Total                                         $9,467,906        $8,652,487
                                              ==========        ==========

         The following table indicates the respective maturities and weighted average yields of securities available for sale as of December 31, 1999:

                                             AMOUNT      WEIGHTED AVERAGE YIELD
                                             ------      ----------------------
Obligations of U.S. Treasury
and other U.S. Government Agencies:
         0 - 1 Yr                          $1,364,575           5.22%
         1 - 5 Yrs                          7,271,112           5.84%
         5 - 10 Yrs                           468,905           6.29%
Other securities:
         No stated maturity                   363,314           5.31%
                                           ----------           ----

Total                                      $9,467,906           5.75%
                                           ==========           ====

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

         The following table presents, for the years ended December 31, 1999 and 1998, the average amount of and average rate paid on each of the following deposit categories. Average rates paid calculations for 1998 have been annualized to portray results of a full fiscal year.


DEPOSIT CATEGORY                       AVERAGE AMOUNT            AVERAGE RATE PAID
----------------                   ------------------------      -----------------
                                      1999          1998           1999     1998
                                      ----          ----           ----     ----

Non-interest-bearing
    demand deposits                $3,489,483    $1,322,931        N/A      N/A

Savings deposits                   $6,210,677    $  518,707       4.30%    2.76%

Time deposits                      $9,529,437    $3,064,775       5.04%    5.44%

Other interest bearing deposits    $3,504,667    $  939,134       2.68%    4.01%


         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 1999:


                                                 TIME CERTIFICATES
                                                   OF DEPOSITS
                                                 -----------------

         3 months of less                          $  650,349
         4 - 6 months                                 100,000
         7 -12 months                                 840,161
         Over 12 months                               400,000
                                                   ----------

         Total                                     $1,990,510


RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 1999 and 1998 (annualized) were as follows:


                                              1999       1998
                                              ----       ----

Return on Average Assets .............       (2.33)%    (4.95)%
Return on Average Equity .............       (8.45)%    (6.45)%
Average Equity to Average Assets Ratio       27.56 %    76.84 %


SHORT-TERM BORROWINGS

The Banks enter into various arrangements with customers to sell securities under agreements to repurchase ("Repurchase Agreements"). The Repurchase Agreements have been accounted for as short-term borrowings with the obligation to repurchase the securities reflected as a non-deposit interest-bearing liability. For the years ended December 31, 1999 and 1998, the Company had no category of borrowing, for which the average balances outstanding during the year amounted to 30 % or more of stockholders' equity.

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

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Sensitivity," in the Company's 1999 Annual Report for an analysis of rate sensitive assets and liabilities.

CORRESPONDENT BANKING

         Correspondent banking involves the provision of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline, and liquidity loan participations and sales of loans to or participations with correspondent banks.

         The Bank sells loan participations to correspondent banks with respect to loans that exceed the Bank's lending limits. Management of the Bank has established a correspondent relationship with the Independent Bankers Bank of Florida, Orlando, Florida and SunTrust Bank, Central Florida, N.A.

EMPLOYEES

         At December 31, 1999, the Company employed 20 persons full-time and 1 person part-time, including 8 officers. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

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

         Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

         The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker", and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act ("CRA") activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiary of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

         Most of the provisions of the law took effect on November 12, 1999, with other provisions being phased in over a one or two year period thereafter. It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliation of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to customers.

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

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains capital standards for bank holding companies and banks civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

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

         Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders= equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized@ or Acritically undercapitalized".

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

         Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking by national banks, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see "-- Interstate Banking" below.

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

ITEM 2.  PROPERTIES

         The Company currently conducts its banking operations through its main banking office located in the community of Port Charlotte, Charlotte County, Florida, together with a leased temporary branch facility located in the city of North Port, Sarasota County, Florida. The Company owns the land and premises of its main banking facility, which is comprised of approximately 7,850 square feet of office space on the 1.1 acre site.

         The Company also owns a 0.82 acre site in the City of North Port, Sarasota County, Florida, on which it is constructing a 3,400 square foot branch office scheduled for occupancy in March 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders, page 7. The Annual Report is filed as an exhibit to this report on Form 10-KSB.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 6 is hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders, pages 2-6. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 7 is hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders, pages 8-33. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

         The information required by Part III of Form 10-KSB is, pursuant to General Instruction (G) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Company's annual meeting of shareholders to be held in April 2000. The Company will within 120 days of the end of its fiscal year file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Exhibits

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Registrant, Registration No. 333-39609, including amendments thereto.

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

* 3.2             Bylaws

* 10.1            1997 Stock Option Plan and Form of Certificate**

* 10.2            Form of Employment Agreement between the Company and
                  Lewis S. Albert**

* 10.3            Form of Employment Agreement between the Company and
                  Todd H. Katz**

* 10.4            Form of Stock Purchase Warrant

13.1              1999 Annual Report to Shareholders

21.1              Subsidiaries of the Registrant

27                Financial Data Schedule [Check if applicable] [X]


         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1999.

---------------
** Represents a management contract of compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TARPON COAST BANCORP, INC.

Date: March 13, 2000              By: /s/ Lewis S. Albert
                                     ----------------------------------------
                                          Lewis S. Albert,
                                          Chairman of the Board and
                                          Chief Executive Officer

Date: March 13, 2000              By: /s/ George E. Cline
                                     ----------------------------------------
                                          George E. Cline, Senior Vice
                                          President and Chief Financial Officer
                                          (principal financial and
                                          accounting officer)

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature                          Title                         Date
---------                          -----                         ----
/s/ Lewis S. Albert
-----------------------------      Chairman of the Board and     March 13, 2000
Lewis S. Albert                    Chief Executive Officer


/s/ Todd H. Katz
-----------------------------      Vice-Chairman                 March 13, 2000
Todd H. Katz                       and President


/s/ Mark O. Asperilla M.D.
-----------------------------      Director                      March 13, 2000
Mark O. Asperilla, M.D.


/s/ James R. Baker
-----------------------------      Director                      March 13, 2000
James R. Baker


/s/ Billie A. Barger
-----------------------------      Director                      March 13, 2000
Billie A. Barger


/s/ James C. Brown
-----------------------------      Director                      March 13, 2000
James C. Brown


/s/ Gerald P. Flagel
-----------------------------      Director                      March 13, 2000
Gerald P. Flagel


/s/ Gina D. Hahn
-----------------------------      Director                      March 13, 2000
Gina D. Hahn


/s/ Larry A. Tenbusch
-----------------------------      Director                      March 13, 2000
Larry A. Tenbusch
