Form 10QSB
period 2000-03-31
TARPON COAST BANCORP INC
filed 2000-05-09
CIK 1048435

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                                 Outstanding as of March 31, 2000
         ------                                --------------------------------

         Common Stock, $.01 par value                      1,182,151

Transitional Small Business Disclosure Format:          Yes [ ]    No [X]

                           TARPON COAST BANCORP, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet as of March 31, 2000 and December 31, 1999     1

                  Statement of Operations for the Three Months
                         Ended March 31, 2000 and 1999                         2

                  Statement of Cash Flows for the Three Months
                         Ended March 31, 2000 and 1999                         3

                  Notes to Financial Statements                                4

         Item 2.  Management's Discussion and Analysis                         5

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders          7

         Item 6.  Exhibits and Reports on Form 8-K                             7

SIGNATURES                                                                     7

EXHIBIT INDEX                                                                  7

PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                              March 31, 2000          December 31,1999
                                                              --------------          ----------------
                                                               (Unaudited)
ASSETS
Cash and due from banks                                        $  2,242,248             $  2,224,990
Federal funds sold                                                4,100,000                       --
                                                               ------------             ------------

         Total cash and cash equivalents                          6,342,248                2,224,990

Securities available for sale                                     9,282,889                9,467,906

Loans                                                            32,634,265               29,390,411
Less allowance for loan losses                                     (423,486)                (454,576)
                                                               ------------             ------------
Net loans                                                        32,210,779               28,935,835

Premises and equipment, net                                       3,482,598                3,123,866
Accrued interest & other assets                                     430,969                  351,066
                                                               ------------             ------------

         Total assets                                          $ 51,749,483             $ 44,103,663
                                                               ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                         $  6,163,264             $  5,192,481
  Interest bearing                                               30,828,248               24,292,246
                                                               ------------             ------------
         Total deposits                                          36,991,512               29,484,727
Customer Repurchase Agreements                                    5,596,739                5,309,717
Accrued interest & other liabilities                                113,247                  184,440
                                                               ------------             ------------
         Total liabilities                                       42,701,498               34,978,884

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                           11,821                   11,821
  Additional paid-in capital                                     10,940,915               10,940,915
  Deficit                                                        (1,705,995)              (1,638,175)
  Unrealized loss on securities available for sale                 (198,756)                (189,782)
                                                               ------------             ------------
         Total shareholders' equity                               9,047,985                9,124,779
                                                               ------------             ------------

         Total liabilities and shareholders' equity            $ 51,749,483             $ 44,103,663
                                                               ============             ============


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three months ended March 31,
                                               2000                 1999
                                            -----------         -----------
Interest income:
   Interest and fees on loans               $   629,895         $   190,602
   Interest on securities                       141,277             118,057
   Interest on federal funds sold                 6,567              51,832
                                            -----------         -----------


Total interest income                           777,739             360,491
Interest expense:
   Interest on deposits                         286,229             137,927
   Interest on repurchase agreements             56,458               9,509
                                            -----------         -----------
Total interest expense                          342,687             147,436
                                            -----------         -----------

Net interest income                             435,052             213,055

Provision for loan losses                        25,000              75,000
                                            -----------         -----------

Net interest income after
   provision for loan losses                    410,052             138,055

Non-interest income                              33,961              12,472

Non-interest expense:
   Salaries and benefits                        266,807             195,418
   Occupancy and equipment expense               91,922              54,368
   Other expense                                153,104             104,542
                                            -----------         -----------

Total non-interest expense                      511,833             354,328
                                            -----------         -----------

Net loss                                        (67,820)           (203,801)
                                            -----------         -----------

Other comprehensive income (loss)                (8,974)            (18,831)
                                            -----------         -----------

Comprehensive income (loss)                 $   (76,794)        $  (222,632)
                                            ===========         ===========

Net loss per share                          $     (0.06)        $     (0.17)
                                            ===========         ===========

Average shares outstanding                    1,182,151           1,182,151
                                            ===========         ===========


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Three months ended March 31,
                                                            2000                 1999
                                                         -----------         -----------
Cash flows from operating activities:
Net loss                                                 $   (67,820)        $  (203,801)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                             52,915              23,937
     Provision for loan losses                                25,000              75,000
     (Increase) Decrease in accrued interest
           and other assets                                  (79,903)           (539,713)
     Increase (Decrease) in accrued interest
           and other liabilities                             (71,193)            (11,936)
                                                         -----------         -----------
Total adjustments                                            (73,181)           (452,712)
                                                         -----------         -----------
Net cash used in operating activities                       (141,001)           (656,513)
                                                         -----------         -----------
Cash flows from investing activities:
   Net increase in loans                                  (3,299,944)         (3,654,543)
   Purchases of securities available for sale                     --          (1,534,457)
   Maturities of securities available for sale               176,043           1,630,234
   Purchases of premises and equipment                      (411,647)           (342,928)
                                                         -----------         -----------
Net cash used in investing activities                     (3,535,548)         (3,901,694)
                                                         -----------         -----------
Cash flows from financing activities:

    Increase in deposits                                   7,506,785           6,846,283
    Increase in customer repurchase agreements               287,022             492,728
                                                         -----------         -----------

Net cash provided by financing activities                  7,793,807           7,339,011
                                                         -----------         -----------
Increase (Decrease) in cash and cash equivalents           4,117,258           2,780,804
Cash and cash equivalents, beginning of period             2,224,990           4,690,881
                                                         -----------         -----------
Cash and cash equivalents, end of period                 $ 6,342,248         $ 7,471,685
                                                         ===========         ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest              $   336,091         $   143,859
                                                         ===========         ===========



See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2000



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

Basis of Presentation:

         The accompanying unaudited consolidated financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion of the Company's financial condition and results of operations for the period ended March 31, 2000:

FINANCIAL CONDITION

At March 31, 2000, the Company had approximately $37 million in deposits and $5.6 million in customer repurchase agreements as compared to $29.5 million and $5.3 million, respectively, at December 31, 1999. Stockholders equity comprised $9 million at March 31, 2000 compared to $9.1 million at December 31, 1999.

At March 31, 2000, the Company used these funds to generate $32.2 million in net loans ($28.9 million at December 31, 1999) and approximately $6.8 million in unfunded loan commitments. At March 31, 2000 it also held approximately $9.3 million ($9.5 million at December 31, 1999) in investment securities. At March 31, 2000, the Company had $3.5 million ($ 3.1 million at December 31, 1999) in premises and equipment. The Company's remaining liquidity at March 31, 2000, less current cash reserve requirements was invested in overnight federal funds of $4.1 million.


RESULTS OF OPERATIONS

For the three-month period ended March 31, 2000, the Company reported a net loss of $67,820, compared to $203,801 for the comparable period in 1999. Interest income for the three-month periods was $777,739 in 2000 and $360,491 in 1999 or a yield on average earning assets of 7.75% and 6.70%, respectively. Net interest income was $435,052 in 2000 and $213,055 in 1999 (net interest margins of 4.34% and 3.96%, respectively) after deducting interest expense of $342,687 in 2000 and $147,436 in 1999 or an average rate paid on interest-bearing funds of 4.00% and 3.74%, respectively. Rate variances between the comparable three-month periods of 2000 and 1999 contributed approximately $20,000 to net interest income while corresponding volume variances contributed approximately $202,000.

As the Bank has limited historical loan loss experience, the provision for loan losses of $25,000 for the three-month period ended March 31, 2000 has been based principally on peer industry data of comparable commercial banks. In 1999, the provision for loan losses included an additional provision of 0.5% for potential Year 2000 credit loss exposures.

Non-interest income was $33,961 and 12,472 for the three-month periods ended March 31, 2000 and 1999, respectively, comprised principally of service charges on deposit accounts. The increase is consistent with the increase in volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $511,833 and 354,328, comprised principally of salaries and benefits ($266,807 in 2000 and $195,418 in 1999) and occupancy costs ($91,922 in 2000 and $54,368 in 1999). At
March 31, 2000, the Company and the Bank had 22 employees and two banking facilities compared to 16 employees and one banking facility a year earlier.

On June 1, 1999, the Bank opened a branch office in the City of North Port, Sarasota County, Florida comprising approximately 1,100 square feet of rental space at a monthly rental of $1,700. The Bank is completing constructing a permanent North Port branch facility comprising approximately 3,300 square feet for occupancy in April 2000.

Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank achieve profitable levels.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         During the first quarter, there were no matters submitted to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

27.1     Financial Data Schedule

2.       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 21, 2000                                /s/ George E. Cline, III
                                                    ---------------------------
                                                        George E. Cline, III
                                                        Chief Financial Officer

Date: April 21, 2000                                /s/ Lewis S. Albert
                                                    ---------------------------
                                                        Lewis S. Albert
                                                        Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit
Number

27.1     Financial Data Schedule