Form 10QSB
period 2000-06-30
TARPON COAST BANCORP INC
filed 2000-07-27
CIK 1048435

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


         Class                                  Outstanding as of June 30, 2000
         ------                                 -------------------------------

         Common Stock, $.01 par value           1,182,151


Transitional Small Business Disclosure Format:  Yes[ ]   No [X]

                           TARPON COAST BANCORP, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Balance Sheets as of June 30, 2000 and December 31, 1999    1

                  Statements of Operations for the Three Months
                           Ended June 30, 2000 and 1999                       2

                  Statements of Operations for the Six Months
                           Ended June 30, 2000 and 1999                       3

                  Statements of Cash Flows for the Six Months
                           Ended June 30, 2000 and 1999                       4

                  Notes to Financial Statements                               5

         Item 2.  Management's Discussion and Analysis                        6

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         8

         Item 6.  Exhibits and Reports on Form 8-K                            8

SIGNATURES                                                                    8

EXHIBIT INDEX                                                                 8

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                               June 30, 2000   December 31, 1999
                                                               -------------   -----------------
                                                                (Unaudited)

ASSETS

Cash and due from banks                                        $  3,102,068       $  2,224,990
Federal funds sold                                                3,700,000                 --
                                                               ------------       ------------
               Total cash and cash equivalents                    6,802,068          2,224,990

Securities available for sale                                    10,030,129          9,467,906

Loans                                                            33,747,141         29,390,411
Less allowance for loan losses                                     (443,486)          (454,576)
                                                               ------------       ------------
Net loans                                                        33,303,655         28,935,835

Premises and equipment, net                                       4,340,753          3,123,866
Accrued interest & other assets                                     482,866            351,066
                                                               ------------       ------------

               Total assets                                    $ 54,959,471       $ 44,103,663
                                                               ============       ============



LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                         $  7,838,468       $  5,192,481
  Interest bearing                                               33,781,598         24,292,246
                                                               ------------       ------------
               Total deposits                                    41,620,066         29,484,727
Customer Repurchase Agreements                                    4,260,777          5,309,717
Accrued interest & other liabilities                                111,871            184,440
                                                               ------------       ------------
               Total liabilities                                 45,992,714         34,978,884

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                           11,821             11,821
  Additional paid-in capital                                     10,940,915         10,940,915
  Accumulated Deficit                                            (1,797,696)        (1,638,175)
  Unrealized loss on securities available for sale                 (188,283)          (189,782)
                                                               ------------       ------------
               Total shareholders' equity                         8,966,757          9,124,779
                                                               ------------       ------------

               Total liabilities and shareholders' equity      $ 54,959,471       $ 44,103,663
                                                               ============       ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                   Three months ended June 30,
                                                    2000               1999
                                                -----------        -----------

Interest income:
   Interest and fees on loans                   $   688,505        $   279,071
   Interest on securities                           148,093            148,389
   Interest on federal funds sold                    56,852             63,006
                                                -----------        -----------



Total interest income                               893,450            490,466
Interest expense:
   Interest on deposits                             356,286            212,148
   Interest on repurchase agreements                 60,261             22,745
                                                -----------        -----------
Total interest expense                              416,547            234,893
                                                -----------        -----------

Net interest income                                 476,903            255,573

Provision for loan losses                            20,000             79,000

Net interest income after
   provision for loan losses                        456,903            176,573

Non-interest income                                  52,364             18,887

Non-interest expense:
   Salaries and benefits                            297,093            224,077
   Occupancy and equipment expense                  104,752             91,607
   Other expense                                    199,123            153,424
                                                -----------        -----------
Total non-interest expense                          600,968            469,108
                                                -----------        -----------

Net loss                                            (91,701)          (273,648)
                                                -----------        -----------

Other comprehensive income (loss)                    10,473            (97,090)
                                                -----------        -----------

Comprehensive income (loss)                     $   (81,228)       $  (370,738)
                                                ===========        ===========

Net loss per share                              $     (0.08)       $     (0.23)
                                                ===========        ===========

Average shares outstanding                        1,182,151          1,182,151
                                                ===========        ===========



See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                    Six months ended June 30,
                                                    2000                1999
                                                -----------        -----------

Interest income:
   Interest and fees on loans                   $ 1,318,400        $   469,673
   Interest on securities                           289,370            266,446
   Interest on federal funds sold                    63,419            114,838
                                                -----------        -----------

Total interest income                             1,671,189            850,957
Interest expense:
   Interest on deposits                             642,515            350,075
   Interest on repurchase agreements                116,719             32,254
                                                -----------        -----------
Total interest expense                              759,234            382,329
                                                -----------        -----------

Net interest income                                 911,955            468,628

Provision for loan losses                            45,000            154,000
                                                -----------        -----------

Net interest income after
   provision for loan losses                        866,955            314,628

Non-interest income                                  86,325             31,359


Non-interest expense:
   Salaries and benefits                            563,900            419,495
   Occupancy and equipment expense                  196,674            145,975
   Other expense                                    352,227            257,966
                                                -----------        -----------

Total non-interest expense                        1,112,801            823,436
                                                -----------        -----------

Net loss                                           (159,521)          (477,449)
                                                -----------        -----------

Other comprehensive income (loss)                     1,499           (115,921)
                                                -----------        -----------

Comprehensive income (loss)                     $  (158,022)       $  (593,370)
                                                ===========        ===========

Net loss per share                              $     (0.13)       $     (0.40)
                                                ===========        ===========

Average shares outstanding                        1,182,151          1,182,151
                                                ===========        ===========



See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                           Six months ended June 30,
                                                           2000               1999
                                                       ------------       ------------

Cash flows from operating activities:
Net loss                                               $   (159,521)      $   (477,449)
Adjustments to reconcile net loss to net
  Cash used in operating activities:
   Depreciation                                             116,141             76,154
   Provision for loan losses                                 45,000            154,000
   (Increase) Decrease in accrued interest
      and other assets                                     (131,800)          (173,164)
   Increase (Decrease) in accrued interest
      and other liabilities                                 (72,569)           100,718
                                                       ------------       ------------
Total adjustments                                           (43,228)           157,708
                                                       ------------       ------------
Net cash used in operating activities                      (202,749)          (319,741)
                                                       ------------       ------------
Cash flows from investing activities:
   Net increase in loans                                 (4,412,820)       (10,349,719)
   Purchases of securities available for sale            (1,985,602)        (5,609,374)
   Maturities of securities available for sale            1,424,878          2,861,061
   Purchases of premises and equipment                   (1,333,028)          (895,889)
                                                       ------------       ------------
Net cash used in investing activities                    (6,306,572)       (13,993,921)
                                                       ------------       ------------
Cash flows from financing activities:
   Increase in deposits                                  12,135,339         11,776,236
   (Decrease)Increase in customer repurchase
   agreements                                            (1,048,940)         1,872,533
                                                       ------------       ------------

Net cash provided by financing activities                11,086,399         13,648,769
                                                       ------------       ------------
Increase (Decrease) in cash and cash equivalents          4,577,078           (664,893)
Cash and cash equivalents, beginning of period            2,224,990          4,690,881
                                                       ------------       ------------
Cash and cash equivalents, end of period               $  6,802,068       $  4,025,988
                                                       ============       ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest            $    754,656       $    435,278
                                                       ============       ============



See accompanying notes to financial statements.

                    TARPON COAST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion of the Company's financial condition and results of operations for the period ended June 30, 2000:

FINANCIAL CONDITION

At June 30, 2000, the Company had approximately $46 million in deposits and $4.3 million in customer repurchase agreements as compared to $29.5 million and $5.3 million, respectively, at December 31, 1999. Stockholders equity comprised $9 million at June 30, 2000 compared to $9.1 million at December 31, 1999.

At June 30, 2000, the Company used these funds to generate $33.3 million in net loans ($28.9 million at December 31, 1999) and approximately $5.7 million in unfunded loan commitments. At June 30, 2000 it also held approximately $10 million ($9.5 million at December 31, 1999) in investment securities. At June 30, 2000, the Company had $4.3 million ($ 3.1 million at December 31, 1999) in premises and equipment. The Company's remaining liquidity at June 30, 2000, less current cash reserve requirements was invested in overnight federal funds of $3.7 million.

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2000, the Company reported a net loss of $91,701, compared to $273,648 for the comparable period in 1999. Interest income for the three-month period was $893,450 in 2000 and $490,466 in 1999 or a yield on average earning assets of 7.81% and 6.76%, respectively. Net interest income was $476,903 in 2000 and $255,573 in 1999 (net interest margins of 4.17% and 3.52%, respectively) after deducting interest expense of $416,547 in 2000 and $234,893 in 1999 or an average rate paid on interest-bearing funds of 4.20% and 4.06%, respectively. Rate variances between the comparable three-month periods of 2000 and 1999 contributed approximately $74,000 to net interest income while corresponding volume variances contributed approximately $147,000.

For the six-month period ended June 30, 2000, the Company reported a net loss of $159,521, compared to $477,449 for the comparable period in 1999. Interest income for the six-month period was $1,671,189 in 2000 and $850,957 in 1999 or a yield on average earning assets of 7.78% and 6.73%, respectively. Net interest income was $911,955 in 2000 and $468,628 in 1999 (net interest margins of 4.25% and 3.71%, respectively) after deducting interest expense of $759,234 in 2000 and $382,329 in 1999 or an average rate paid on interest-bearing funds of 4.11% and 3.93%, respectively. Rate variances between the comparable six-month periods of 2000 and 1999 contributed approximately $115,000 to net interest income while corresponding volume variances contributed approximately $328,000.

As the Bank has limited historical loan loss experience, the provision for loan losses of $20,000 and $45,000 for the three-month and six-month periods ended June 30, 2000, respectively, has been based principally on peer industry data of comparable commercial banks. In 1999, the provision for loan losses included an additional provision of 0.5% for potential Year 2000 credit loss exposures.

Non-interest income, comprised principally of service charges on deposit accounts, was $52,364 and 18,887 for the three-month periods ended June 30, 2000 and 1999, respectively, and $86,325 and $31,359 for the comparable six-month periods. The increases are consistent with the increases in volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $600,968 and 469,108, comprised principally of salaries and benefits ($297,093 in 2000 and $224,078 in 1999) and occupancy costs ($104,752 in 2000 and $91,607 in 1999).
For the comparable six-month periods ended June 30, 2000 and 1999, non-interest expenses were $1,112,801 and $823,436, respectively, comprised principally of salaries and benefits ($563,900 in 2000 and $419,495 in 1999) and occupancy costs ($196,674 in 2000 and $145,975 in 1999). At June 30, 2000, the Company and
the Bank had 25 employees and two full-service banking facilities compared to 21 employees and one full-service banking facility a year earlier.

On June 1, 1999, the Bank opened a branch office in the City of North Port, Sarasota County, Florida comprising approximately 1,100 square feet of rental space at a monthly rental of $1,700. The Bank opened its permanent North Port branch facility comprising approximately 3,300 square feet in April 2000. These expansion activities have impacted the Company's results of operations by generating net incremental losses of $91,473 and $152,537 for the three and six-month periods ended June 30, 2000, respectively.

Management anticipates that the Company will continue to experience losses from operations until such time as the volume of the operations of the Bank, together with that of its expansion activities, achieve profitable levels.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 24, 2000, the Company held its annual meeting of shareholders during which Todd H. Katz, Vice Chairman of the Board and President, James R. Baker, and Billie A. Barger, were re-elected to the Company's Board of Directors to serve three-year terms. 1,136,716 or 96.1% of shares entitled to vote were cast in favor of the measure with no dissenting votes. In addition to Messrs. Katz, Baker and Barger, the following individuals serve as continuing directors until their respective terms expire: Lewis S. Albert, Chairman and Chief Executive Officer, Mark O. Asperilla, M.D., James C. Brown, Gerald P. Flagel, CPA, Gina D. Hahn, and Larry A. Tenbusch. There were no other matters submitted to a vote of security holders during the second quarter of 2000.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

27.1     Financial Data Schedule

2.       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: July 24, 2000                                  /s/ George E. Cline, III
                                                     ------------------------
                                                     George E. Cline, III
                                                     Chief Financial Officer

Date: July 24, 2000                                 /s/ Lewis S. Albert
                                                    -------------------------
                                                    Lewis S. Albert
                                                    Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number
-------

27.1     Financial Data Schedule