Form 10QSB
period 2000-09-30
TARPON COAST BANCORP INC
filed 2000-11-01
CIK 1048435

===============================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM _________ TO _________



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


                     Class                 Outstanding as of September 30, 2000
                     -----                 ------------------------------------
         Common Stock, $.01 par value                   1,182,151


         Transitional Small Business Disclosure Format:  Yes [ ]   No [X]




===============================================================================

                           TARPON COAST BANCORP, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Balance Sheets as of September 30, 2000 and December 31, 1999         1

                  Statements of Operations for the Three Months
                           Ended September 30, 2000 and 1999                            2

                  Statements of Operations for the Nine Months
                           Ended September 30, 2000 and 1999                            3

                  Statements of Cash Flows for the Nine Months
                           Ended September 30, 2000 and 1999                            4

                  Notes to Financial Statements                                         5

         Item 2.  Management's Discussion and Analysis                                  6

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                   8

         Item 6.  Exhibits and Reports on Form 8-K                                      8

SIGNATURES                                                                              8

EXHIBIT INDEX                                                                           8


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                September 30, 2000     December 31, 1999
                                                                ------------------     -----------------
                                                                    (Unaudited)
ASSETS
Cash and due from banks                                            $  4,156,818           $  2,224,990
Interest bearing deposits                                             1,000,000                     --
Federal funds sold                                                    1,750,000                     --
                                                                   ------------           ------------
               Total cash and cash equivalents                        6,906,818              2,224,990
Securities available for sale                                        10,497,237              9,467,906

Loans                                                                35,665,722             29,390,411
Less allowance for loan losses                                         (450,632)              (454,576)
                                                                   ------------           ------------
Net loans                                                            35,215,090             28,935,835

Premises and equipment, net                                           4,298,016              3,123,866
Accrued interest & other assets                                         492,514                351,066
                                                                   ------------           ------------

               Total assets                                        $ 57,409,675           $ 44,103,663
                                                                   ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                             $  7,405,431           $  5,192,481
  Interest bearing                                                   36,474,796             24,292,246
                                                                   ------------           ------------
               Total deposits                                        43,880,227             29,484,727
Customer repurchase agreements                                        4,411,169              5,309,717
Accrued interest & other liabilities                                    158,305                184,440
                                                                   ------------           ------------
               Total liabilities                                     48,449,701             34,978,884

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                               11,821                 11,821

  Additional paid-in capital                                         10,940,915             10,940,915
  Deficit                                                            (1,892,410)            (1,638,175)
  Unrealized loss on securities available for sale                     (100,352)              (189,782)
                                                                   ------------           ------------
               Total shareholders' equity                             8,959,974              9,124,779
                                                                   ------------           ------------

               Total liabilities and shareholders' equity          $ 57,409,675           $ 44,103,663
                                                                   ============           ============


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                              Three months ended September 30,
                                                 2000                   1999
                                              -----------           -----------

Interest income:
   Interest and fees on loans                 $   742,960           $   418,176
   Interest on securities                         159,456               162,413
   Other interest income                           64,048                30,961
                                              -----------           -----------

Total interest income                             966,464               611,550
Interest expense:
   Interest on deposits                           403,959               240,358
   Interest on repurchase agreements               57,357                28,595
                                              -----------           -----------
Total interest expense                            461,316               268,953
                                              -----------           -----------

Net interest income                               505,148               342,597

Provision for loan losses                          15,000                87,000
                                              -----------           -----------

Net interest income after
   provision for loan losses                      490,148               255,597

Non-interest income                                42,960                24,601

Non-interest expense:
   Salaries and benefits                          326,298               233,480
   Occupancy and equipment expense                113,872                94,558
   Other expense                                  187,652               134,871
                                              -----------           -----------

Total non-interest expense                        627,822               462,909
                                              -----------           -----------

Net loss                                          (94,714)             (182,711)
                                              -----------           -----------

Other comprehensive income (loss)                  87,931                 8,752
                                              -----------           -----------

Comprehensive income (loss)                   $    (6,783)          $  (173,959)
                                              ===========           ===========

Net loss per share                            $     (0.08)          $     (0.15)
                                              ===========           ===========

Average shares outstanding                      1,182,151             1,182,151
                                              ===========           ===========



See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                             Nine months ended September 30,
                                               2000                   1999
                                            -----------           -----------

Interest income:
   Interest and fees on loans               $ 2,061,360           $   887,849
   Interest on securities                       448,826               428,859
   Interest on federal funds sold               127,467               145,799
                                            -----------           -----------

Total interest income                         2,637,653             1,462,507
Interest expense:
   Interest on deposits                       1,046,474               590,433
   Other interest income                        174,076                60,849
                                            -----------           -----------
Total interest expense                        1,220,550               651,282
                                            -----------           -----------

Net interest income                           1,417,103               811,225

Provision for loan losses                        60,000               241,000
                                            -----------           -----------

Net interest income after
   provision for loan losses                  1,357,103               570,225

Non-interest income                             129,285                55,960

Non-interest expense:
   Salaries and benefits                        890,198               652,975
   Occupancy and equipment expense              310,546               240,533
   Other expense                                539,879               392,837
                                            -----------           -----------

Total non-interest expense                    1,740,623             1,286,345
                                            -----------           -----------

Net loss                                       (254,235)             (660,160)
                                            -----------           -----------

Other comprehensive income (loss)                89,430              (107,329)
                                            -----------           -----------

Comprehensive income (loss)                 $  (164,805)          $  (767,489)
                                            ===========           ===========

Net loss per share                          $     (0.22)          $     (0.56)
                                            ===========           ===========

Average shares outstanding                    1,182,151             1,182,151
                                            ===========           ===========



See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                  Nine months ended September 30,
                                                                    2000                    1999
                                                                ------------           ------------

Cash flows from operating activities:
Net loss                                                        $   (254,235)          $   (660,160)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                     185,867                128,391
    Provision for loan losses                                         60,000                241,000

    (Increase) Decrease in accrued interest
        and other assets                                            (187,518)              (253,297)
     Increase (Decrease) in accrued interest
        and other liabilities                                        (26,135)                24,626
                                                                ------------           ------------
  Total adjustments                                                   32,214                140,720
                                                                ------------           ------------
Net cash used in operating activities                               (222,021)              (519,440)
                                                                ------------           ------------
Cash flows from investing activities:
  Net increase in loans                                           (6,339,255)           (15,894,428)
  Purchases of securities available for sale                      (2,544,488)            (5,609,374)
  Maturities of securities available for sale                      1,650,657              4,248,513
  Purchases of premises and equipment                             (1,360,017)              (983,142)
                                                                ------------           ------------
Net cash used in investing activities                             (8,593,103)           (18,238,431)
                                                                ------------           ------------
Cash flows from financing activities:

  Increase in deposits                                            14,395,500             15,122,738
  Increase (Decrease)in customer repurchase agreements              (898,548)             2,440,289
                                                                ------------           ------------

Net cash provided by financing activities                         13,496,952             17,563,027
                                                                ------------           ------------
Increase (Decrease) in cash and cash equivalents                   4,681,828             (1,194,844)
Cash and cash equivalents, beginning of period                     2,224,990              4,690,881
                                                                ------------           ------------
Cash and cash equivalents, end of period                        $  6,906,818           $  3,496,037
                                                                ============           ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                     $  1,213,253           $    688,063
                                                                ============           ============



                See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000



NOTE A -- ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation:

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion of the Company's financial condition and results of operations for the period ended September 30, 2000:

FINANCIAL CONDITION

At September 30, 2000, the Company had approximately $44 million in deposits and $4.4 million in customer repurchase agreements as compared to $29.5 million and $5.3 million, respectively, at December 31, 1999. Stockholders equity comprised $9 million at September 30, 2000 compared to $9.1 million at December 31, 1999.

At September 30, 2000, the Company used these funds to generate $35.2 million in net loans ($28.9 million at December 31, 1999) and approximately $7.1 million in unfunded loan commitments. At September 30, 2000 it also carried $10.5 million ($9.5 million at December 31, 1999) in investment securities. At September 30, 2000, the Company had $4.3 million ($3.1 million at December 31,
1999) in premises and equipment. The Company's remaining liquidity at September 30, 2000, less current cash reserve requirements was invested in overnight federal funds of $1.75 million.


RESULTS OF OPERATIONS

For the three-month period ended September 30, 2000, the Company reported a net loss of $94,714, compared to $182,711 for the comparable period in 1999. Interest income for the three-month period was $966,464 in 2000 and $611,550 in 1999 or a yield on average earning assets of 7.98% and 7.32%, respectively. Net interest income was $505,148 in 2000 and $342,597 in 1999 (net interest margins of 4.17% and 4.10%, respectively) after deducting interest expense of $461,316 in 2000 and $268,953 in 1999 or an average rate paid on interest-bearing funds of 4.39% and 3.83%, respectively. Rate variances between the comparable three-month periods of 2000 and 1999 contributed approximately $8,000 to net interest income while corresponding volume variances contributed approximately $154,000.

For the nine-month period ended September 30, 2000, the Company reported a net loss of $254,235, compared to $660,160 for the comparable period in 1999. Interest income for the nine-month period was $2,637,653 in 2000 and $1,462,507 in 1999 or a yield on average earning assets of 7.85% and 6.97%, respectively. Net interest income was $1,417,103 in 2000 and $811,225 in 1999 (net interest margins of 4.22% and 3.87%, respectively) after deducting interest expense of $1,220,550 in 2000 and $651,282 in 1999 or an average rate paid on interest-bearing funds of 4.21% and 3.89%, respectively. Rate variances between the comparable nine-month periods of 2000 and 1999 contributed approximately $119,000 to net interest income while corresponding volume variances contributed approximately $487,000.

As the Bank has limited historical loan loss experience, the provision for loan losses of $15,000 and $60,000 for the three-month and nine-month periods ended September 30, 2000, respectively, has been based principally on peer industry data of comparable commercial banks. In 1999, the provision for loan losses included an additional provision of 0.5% for potential Year 2000 credit loss exposures.

Non-interest income, comprised principally of service charges on deposit accounts, was $42,960 and $24,601 for the three-month periods ended September 30, 2000 and 1999, respectively, and $129,285 and $55,960 for the comparable nine-month periods. The increases are consistent with the increases in volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $627,822 and $462,909, comprised principally of salaries and benefits ($326,298 in 2000 and $233,480 in 1999) and occupancy costs ($113,872 in 2000 and $94,558 in 1999).
For the comparable nine-month periods ended September 30, 2000 and 1999, non-interest expenses were $1,740,623 and $1,286,345, respectively, comprised principally of salaries and benefits ($890,198 in 2000 and $652,975 in 1999) and occupancy costs ($310,546 in 2000 and $240,533 in 1999). At September 30, 2000, the Company and the Bank had 29 employees compared to 21 employees a year earlier.

On June 1, 1999, the Bank opened a branch office in the City of North Port, Sarasota County, Florida comprising approximately 1,100 square feet of rental space at a monthly rental of $1,700. The Bank opened its permanent North Port branch facility comprising approximately 3,300 square feet in April 2000. These expansion activities have impacted the Company's results of operations by generating net incremental losses of $106,150 and $293,918 for the three and nine-month periods ended September 30, 2000, respectively.

Management anticipates that the Company will continue to experience losses from operations until such time as the volume of the operations of the Bank, together with that of its expansion activities, achieve profitable levels.

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

27.1     Financial Data Schedule

2.       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 2000.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Date: October 23, 2000                         /s/ George E. Cline, III
                                               -------------------------------
                                                   George E. Cline, III
                                                   Chief Financial Officer


Date: October 23, 2000                         /s/ Lewis S. Albert
                                               -------------------------------
                                                   Lewis S. Albert
                                                   Chief Executive Officer




                                 EXHIBIT INDEX

Exhibit
Number
------

27.1     Financial Data Schedule