Form 10KSB40
period 2000-12-31
TARPON COAST BANCORP INC
filed 2001-03-13
CIK 1048435

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Securities registered pursuant to section 12(g) of the Exchange Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on February 8, 2001 was $8,180,650. As of such date no organized trading market existed for the common stock of the registrant. The aggregate market value is based upon the $7.62 market value per share of the common stock of the registrant at February 8, 2001. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of February 1, 2001: 1,182,151 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7, and 8 of Part II of this report. The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2001 is incorporated by reference in answer to Part III of this report.

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

         During 2000, the Company organized Tarpon Coast Financial Services, Inc. ("TCFS") as a subsidiary of the Bank. TCFS, engages in the sale of insurance and investment products in response to the Gramm-Leach-Bliley Act of 1999 that provided for the repeal of the long-standing separation of the banking, insurance and securities industries. TCFS provides such products as life and disability insurance, annuities, retirement plans, mutual funds as well as stocks and bonds.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2000 and 1999. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:

                                                 YEAR ENDED DECEMBER 31,
                                               ---------------------------
                                                  2000            1999
                                               -----------     -----------
ASSETS

Cash and Due from Banks                        $ 2,301,230     $ 1,501,666
                                               -----------     -----------
Federal Funds Sold                               2,605,739       3,497,452
Taxable Securities                               9,923,281       9,766,239
Net Loans                                       34,177,155      17,041,567
                                               -----------     -----------
Total Earning Assets                            46,706,175      30,305,258
                                               -----------     -----------
Other Assets                                     4,415,931       3,160,508
                                               -----------     -----------
Total Assets                                   $53,423,336     $34,967,432
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-Interest Bearing Deposits                  $ 6,586,698     $ 3,489,511
Savings Deposits                                 8,142,728       6,210,677
Time Deposits                                   14,541,446       9,529,437
Other Interest Bearing Deposits                 10,552,955       3,504,667
Other Borrowings                                 4,387,892       2,488,630
Other Liabilities                                  202,566         108,030
                                               -----------     -----------
Total Liabilities                               44,414,285      25,330,952

Stockholders' Equity                             9,009,051       9,636,480
                                               -----------     -----------
Total Liabilities and Stockholders' Equity     $53,423,336     $34,967,432
                                               ===========     ===========

         The following is an analysis of the net interest earnings of the Company for the years ended December 31, 2000 and 1999 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities.

                                         AVERAGE        INTEREST      AVERAGE      NET
2000                                     AMOUNT          EARNED        YIELD      YIELD
----                                   -----------     ----------     -------     -----
ASSETS

Investment Securities                  $ 9,923,281     $  613,286       6.18%
Federal Funds Sold and Other             2,605,739        166,535       6.39%
Net Loans                               34,177,155      2,947,641       8.62%
                                       -----------     ----------
Total Earning Assets                   $46,705,175     $3,727,462       7.98%     4.25%
                                       ===========     ==========

                                         AVERAGE        INTEREST      AVERAGE
                                         AMOUNT           PAID         YIELD
                                       -----------     ----------     -------
LIABILITIES

Savings Deposits                       $ 8,142,728     $  320,641       3.94%
Time Deposits                           14,541,446        836,281       5.75%
Other Interest Bearing Deposits         10,552,955        353,203       3.35%
Other Borrowings                         4,387,892        232,726       5.30%
                                       -----------     ----------
Total Interest Bearing Liabilities     $37,625,021     $1,742,851       4.63%
                                       ===========     ==========

                                         AVERAGE        INTEREST      AVERAGE      NET
1999                                     AMOUNT          EARNED        YIELD      YIELD
----                                   -----------     ----------     -------     -----
ASSETS

Investment Securities                  $ 9,766,239     $  572,014       5.86%
Federal Funds Sold                       3,497,452        172,964       4.95%
Net Loans                               17,041,567      1,418,542       8.32%
                                       -----------     ----------
Total Earning Assets                   $30,305,258     $2,163,250       7.14%     4.01%
                                       ===========     ==========

                                         AVERAGE        INTEREST      AVERAGE
                                         AMOUNT           PAID         YIELD
                                       -----------     ----------     -------
LIABILITIES

Savings Deposits                       $ 6,210,677     $  266,810       4.30%
Time Deposits                            9,529,437        480,286       5.04%
Other Interest Bearing Deposits          3,504,667         93,883       2.68%
Other Borrowings                         2,488,630        107,116       4.30%
                                       -----------     ----------
Total Interest Bearing Liabilities     $21,733,411     $  948,095       4.36%
                                       ===========     ==========

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

                                    YEAR ENDED DECEMBER 31,
                                    2000 COMPARED TO 1999
                                  INCREASE (DECREASE) DUE TO
                                  --------------------------
                                    VOLUME           RATE            CHANGE
                                  -----------      ---------      -----------
Interest earned on:
   Investment securities          $     9,198      $  32,074      $    41,272
   Federal funds sold                 (44,099)        37,670           (6,429)
   Net loans                        1,426,368        102,731        1,529,099
                                  -----------      ---------      -----------
   Total interest income            1,391,467        172,475        1,563,942
                                  -----------      ---------      -----------

Interest paid on:
   Savings deposits                    83,001        (29,170)          53,831
   Other deposits                     531,272         84,043          615,315
   Borrowings                          81,748         43,862          125,610
                                  -----------      ---------      -----------
   Total interest expense             696,021         98,735          794,756
                                  -----------      ---------      -----------
Change in net interest income     $   695,446      $  73,740      $   769,186
                                  ===========      =========      ===========

                                    YEAR ENDED DECEMBER 31,
                                    1999 COMPARED TO 1998
                                  INCREASE (DECREASE) DUE TO
                                  --------------------------
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

The following is an analysis of maturities of loans as of December 31, 2000:

                               DUE IN           DUE IN           DUE
                               1 YEAR            1 TO           AFTER
TYPE OF LOAN                   OR LESS         5 YEARS         5 YEARS         TOTAL
------------                  ----------     -----------     ----------     -----------
Commercial, financial and
   agricultural               $1,747,013     $ 2,004,903     $   77,382     $ 3,829,298
Commercial real estate         1,535,991      10,393,443      2,649,035      14,578,469
Residential real estate        1,581,340       8,448,298      5,261,328      15,290,966
Consumer loans                 3,678,988       6,108,546        738,834      10,526,368
                              ----------     -----------     ----------     -----------
Total                         $8,543,332     $26,955,190     $8,726,579     $44,225,101
                              ==========     ===========     ==========     ===========

         The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2000 and 1999.

TYPE OF LOAN                                        DECEMBER 31,
------------                                ---------------------------
                                               2000            1999
                                            -----------     -----------
 Commercial, financial and agricultural     $ 3,829,298     $ 7,535,392
 Commercial real estate                      14,578,469       8,797,563
 Residential real estate                     15,290,966       8,698,816
 Consumer loans                              10,526,368       4,358,640
                                            -----------     -----------
Subtotal                                     44,225,101      29,390,411

 Allowance for
    possible loan losses                        545,932         454,576
                                            -----------     -----------
Net loans                                   $43,679,169     $28,935,835
                                            ===========     ===========

         The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2000, the amount of loans due after one year with predetermined interest rates totaled approximately $23,949,000 while the amount of loans due after one year with floating interest rates totaled approximately $11,732,000.

         Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

         At December 31, 2000, the Company had $113,000 in non-accruing loans. Otherwise, at December 31, 2000 and 1999, there were no other loans which were accounted for on a non-accrual basis, no loans accruing interest which were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt restructurings.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Company's allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 2000 and 1999.

TYPE OF LOAN                                              1999          1998
------------                                            --------      --------
Balance at beginning of period                          $454,576      $154,000

Charge-offs:
Consumer                                                  63,994        49,456
Commercial                                                     0             0
Residential                                                    0             0

Recoveries:
Consumer                                                      50            32
Commercial                                                     0             0
Residential                                                    0             0

Net charge-offs                                           63,944        49,424

Provision for losses charged to operations               155,300       350,000
                                                        --------      --------
Balance at end of period                                $545,932      $454,576
                                                        ========      ========

ASSET QUALITY RATIOS:

Net charge-offs during the period to average loans
   outstanding during the period                            0.19%         0.28%

Allowance for loan losses to total loans                    1.23%         1.55%

Allowance for loan losses to
   non-performing loans                                     4.83X     Not Applicable

Non-performing loans to total loans                         0.26%            0%

Non-performing assets to total assets                       0.17%            0%


At December 31, 2000 and 1999 the allowance for possible loan losses was generally allocated as follows:


                                         2000                             1999
                              ---------------------------     ----------------------------
                                             PERCENT OF                       PERCENT OF
                                           LOANS  IN EACH                    LOANS IN EACH
                                             CATEGORY TO                      CATEGORY TO
                               AMOUNT        TOTAL LOANS       AMOUNT         TOTAL LOANS
                              --------       -----------      --------        -----------
Commercial, financial
    and agricultural          $181,472            8.7%        $200,533           25.6%

Commercial real estate         187,307           33.0%         135,482           29.9%

Residential real estate         89,401           34.6%          64,513           29.6%

Consumer                        87,752           23.7%          54,048           14.9%
                              --------       --------         --------       --------
Total                         $545,932          100.0%        $454,576          100.0%
                              ========       ========         ========       ========

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

The following table presents, at December 31, 2000 and 1999, the carrying value of the Company's investments:


                                                                           DECEMBER 31,
                                                                    --------------------------
INVESTMENT CATEGORY                                                    2000            1999
                                                                    -----------     ----------
Obligations of U.S. Treasury and other U.S. Government Agencies     $ 9,511,402     $9,104,592
State and political subdivisions                                              0              0
Other securities                                                        973,909        363,314
                                                                    -----------     ----------
Total                                                               $10,485,311     $8,652,487
                                                                    ===========     ==========

         The following table indicates the respective maturities and weighted average yields of securities available for sale as of December 31, 2000:

                                                          WEIGHTED
                                                           AVERAGE
                                            AMOUNT          YIELD
                                         -----------      ---------
Obligations of U.S. Treasury
 and other U.S. Government Agencies:
   0 - 1 Yr                              $ 1,356,741        5.38%
   1 - 5 Yrs                               6,237,781        6.33%
   5 - 10 Yrs                              1,916,880        6.29%
Other securities:
   1 - 5 Yrs                                 557,095        7.00%
   No stated maturity                        416,814        6.26%
                                         -----------
Total                                    $10,485,311        6.24%
                                         ===========

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

         The following table presents, for the years ended December 31, 2000 and 1999, the average amount of and average rate paid on each of the following deposit categories.

DEPOSIT CATEGORY                          AVERAGE AMOUNT           AVERAGE RATE PAID
----------------                    --------------------------     -----------------
                                       2000           1999          2000       1999
                                    -----------     ----------     ------      -----
Non interest-bearing
  demand deposits                   $ 6,586,698     $3,489,483       N/A        N/A

Savings deposits                    $ 8,142,728     $6,210,677      3.94%      4.30%

Time deposits                       $14,541,446     $9,529,437      5.75%      5.04%

Other interest bearing deposits     $10,552,955     $3,504,667      3.35%      2.68%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2000:

                                    TIME CERTIFICATES
                                       OF DEPOSITS
                                       -----------
         3 months of less               $1,359,010
         4 - 6 months                      739,523
         7 -12 months                      629,450
         Over 12 months                  1,323,132
                                        ----------
         Total                          $4,051,115
                                        ==========

RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2000 and 1999 (annualized) were as follows:

                                              2000            1999
                                             -------         -------
Return on Average Assets                     (0.79)%         (2.33)%
Return on Average Equity                     (4.66)%         (8.45)%
Average Equity to Average Assets Ratio       16.86%          27.56%

SHORT-TERM BORROWINGS

The Banks enter into various arrangements with customers to sell securities under agreements to repurchase ("Repurchase Agreements"). The Repurchase Agreements have been accounted for as short-term borrowings with the obligation to repurchase the securities reflected as a non-deposit interest-bearing liability. Amounts pertaining to Repurchase Agreements for the year ended December 31, 2000 were as follows:

                                                               2000
                                                   -----------------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                     AMOUNT               RATE
                                                   ----------           --------
         Balances at End of Year                   $3,650,590             5.28%
         Maximum Outstanding During the Year       $5,596,739               --
         Average Balance for the Year              $4,286,868             5.28%

For the years ended December 31, 2000 and 1999, the Company had no other category of borrowing, for which the average balances outstanding during each year amounted to 30% or more of stockholders' equity at the end of each respective period.

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

EMPLOYEES

         At December 31, 2000, the Company employed 31 persons full-time and 2 person part-time, including 13 officers. The Company will hire additional persons as needed on a full-time and part-time basis to support its growth objectives.

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

         The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker", and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiary of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

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

         The OCC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a

Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. These capital guidelines can affect the Company in several ways. After completion of this offering, the Company's capital levels will be in excess of those required to be maintained by a "well capitalized" financial institution. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary. At December 31, 2000, the Company met the capital ratios required to be maintained by well capitalized institutions.

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

         Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking by national banks, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see "Interstate Banking" below.

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

ITEM 2. PROPERTIES

         The Company currently conducts its banking operations through two banking offices, one, which serves as the Company's executive offices and also the main office of the Bank, located in the community of Port Charlotte, Charlotte County, Florida, and one located in the City of North Port, Sarasota County, Florida. The Company owns the land and premises of each of its facilities.

         The Company also owns a branch office facility in the community of Englewood, Sarasota County, Florida, which is currently being renovated and is scheduled for occupancy in May 2001, and for which the Bank has received regulatory approval.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is hereby incorporated by reference from the Company's 2000 Annual Report to Shareholders, page 8. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 6 is hereby incorporated by reference from the Company's 2000 Annual Report to Shareholders, pages 2-7. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 7 is hereby incorporated by reference from the Company's 2000 Annual Report to Shareholders, pages 9-35. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

         The information required by Part III of Form 10-KSB is, pursuant to General Instruction (G) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Company's annual meeting of shareholders to be held in April 2001. The Company will within 120 days of the end of its fiscal year file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

      Exhibit No.                Description of Exhibit
      -----------                ----------------------
         *3.1     Articles of Incorporation

         *3.2     Bylaws

         *10.1    1997 Stock Option Plan and Form of Certificate**

         10.2 Employment Agreement between the Company and Lewis S. Albert dated June 1, 2000**

         10.3 Employment Agreement between the Company and Todd H. Katz dated June 1, 2000**

         *10.4    Form of Stock Purchase Warrant

         13.1     2000 Annual Report to Shareholders

         21.1     Subsidiaries of the Registrant

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2000.

----------

** Represents a management contract of compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

             Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TARPON COAST BANCORP, INC.



Date: March 12, 2001                By: /s/ Lewis S. Albert
                                        ----------------------------------------
                                        Lewis S. Albert,
                                        Chairman of the Board and Chief
                                        Executive Officer



Date: March 12, 2001                By: /s/ George E. Cline
                                        ----------------------------------------
                                        George E. Cline, Senior Vice President
                                        and Chief Financial Officer
                                        (principal financial and accounting
                                        officer)

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                           Title                               Date
---------                           -----                               ----
/s/ Lewis S. Albert                 Chairman of the Board and           March 12, 2001
--------------------------------    Chief Executive Officer
Lewis S. Albert


/s/ Todd H. Katz                    Vice-Chairman                       March 12, 2001
--------------------------------    and President
Todd H. Katz


/s/ Mark O. Asperilla M.D.          Director                            March 12, 2001
--------------------------------
Mark O. Asperilla, M.D.


/s/ James R. Baker                  Director                            March 12, 2001
--------------------------------
James R. Baker


/s/ Billie A. Barger                Director                            March 12, 2001
--------------------------------
Billie A. Barger


/s/ James C. Brown                  Director                            March 12, 2001
--------------------------------
James C. Brown


/s/ Gerald P. Flagel                Director                            March 12, 2001
--------------------------------
Gerald P. Flagel


/s/ Gina D. Hahn                    Director                            March 12, 2001
--------------------------------
Gina D. Hahn


/s/ Larry A. Tenbusch               Director                            March 12, 2001
--------------------------------
Larry A. Tenbusch