Form 10QSB
period 2001-03-31
TARPON COAST BANCORP INC
filed 2001-05-11
CIK 1048435

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION REPORT FROM           TO
                                                    ---------    ---------

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

   Class                                 Outstanding as of March 31, 2001
   ------                                --------------------------------

   Common Stock, $.01 par value          1,182,151

Transitional Small Business Disclosure Format:     Yes[ ]   No [X]

                           TARPON COAST BANCORP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 2001 and December 31, 2000             1

                  Statements of Operations for the Three Months
                           Ended March 31, 2001 and 2000                                2

                  Statements of Cash Flows for the Three Months
                           Ended March 31, 2001 and 2000                                3

                  Notes to Financial Statements                                         4

         Item 2.  Management's Discussion and Analysis                                  5

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                   7

         Item 6.  Exhibits and Reports on Form 8-K                                      7

SIGNATURES                                                                              7

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2001       December 31, 2000
                                                                  --------------       -----------------
ASSETS                                                             (Unaudited)
Cash and due from banks                                            $  3,809,003           $  2,778,265
Federal funds sold                                                    8,600,000              2,100,000
                                                                   ------------           ------------
            Total cash and cash equivalents                          12,409,003              4,878,265

Securities available for sale                                        10,458,561             10,485,311

Loans                                                                49,539,524             44,225,101
Less allowance for loan losses                                         (593,927)              (545,932)
                                                                   ------------           ------------
Net loans                                                            48,945,597             43,679,169

Premises and equipment, net                                           4,406,860              4,274,523
Accrued interest & other assets                                         400,084                451,572
                                                                   ------------           ------------

            Total assets                                           $ 76,620,105           $ 63,768,840
                                                                   ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                             $ 11,505,571           $  8,464,124
  Interest bearing                                                   52,921,381             42,635,905
                                                                   ------------           ------------
            Total deposits                                           64,426,952             51,100,029
Customer Repurchase Agreements                                        3,007,281              3,650,590
Accrued interest & other liabilities                                    278,811                133,191
                                                                   ------------           ------------
            Total liabilities                                        67,713,044             54,883,810

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                               11,821                 11,821
  Additional paid-in capital                                         10,940,915             10,940,915
  Deficit                                                            (2,099,450)            (2,057,644)
  Unrealized gain(loss) on securities available for sale                 53,775                (10,062)
                                                                   ------------           ------------
               Total shareholders' equity                             8,907,061              8,885,030
                                                                   ------------           ------------

               Total liabilities and shareholders' equity          $ 76,620,105           $ 63,768,840
                                                                   ============           ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended March 31,
                                                2001                2000
                                            -----------         -----------
Interest income:
   Interest and fees on loans               $ 1,015,801         $   629,895
   Interest on securities                       171,638             141,277
   Interest on federal funds sold                68,267               6,567
                                            -----------         -----------


Total interest income                         1,255,706             777,739
Interest expense:
   Interest on deposits                         586,526             286,229
   Interest on repurchase agreements             37,456              56,458
                                            -----------         -----------
Total interest expense                          623,982             342,687
                                            -----------         -----------

Net interest income                             631,724             435,052

Provision for loan losses                        69,000              25,000
                                            -----------         -----------


Net interest income after
   provision for loan losses                    562,724             410,052

Non-interest income                             154,899              33,961

Non-interest expense:
   Salaries and benefits                        424,268             266,807
   Occupancy and equipment expense              130,384              91,922
   Other expense                                204,777             153,104
                                            -----------         -----------

Total non-interest expense                      759,429             511,833
                                            -----------         -----------

Net loss                                        (41,806)            (67,820)
                                            -----------         -----------

Other comprehensive income (loss)                63,837              (8,974)
                                            -----------         -----------

Comprehensive income (loss)                 $    22,031         $   (76,794)
                                            ===========         ===========

Net loss per share                          $     (0.04)        $     (0.06)
                                            ===========         ===========

Average shares outstanding                    1,182,151           1,182,151
                                            ===========         ===========


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                           Three months ended March 31,
                                                             2001                2000
                                                         ------------         -----------
Cash flows from operating activities:
Net loss                                                 $    (41,806)        $   (67,820)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                             73,257              52,915
      Provision for loan losses                                69,000              25,000
      (Increase) Decrease in accrued interest
        and other assets                                       51,488             (79,903)
      Increase (Decrease) in accrued interest
        and other liabilities                                 145,620             (71,193)
                                                         ------------         -----------
  Total adjustments                                           339,365             (73,181)
                                                         ------------         -----------
Net cash used in operating activities                         297,559            (141,001)
                                                         ------------         -----------
Cash flows from investing activities:
  Net increase in loans                                    (5,335,428)         (3,299,944)
  Purchases of securities available for sale                4,058,612                  --
  Maturities of securities available for sale              (3,968,025)            176,043
  Purchases of premises and equipment                        (205,594)           (411,647)
                                                         ------------         -----------
Net cash used in investing activities                      (5,450,435)         (3,535,548)
                                                         ------------         -----------
Cash flows from financing activities:

  Increase in deposits                                     13,326,923           7,506,785
  Increase in customer repurchase agreements                 (643,309)            287,022
                                                         ------------         -----------

Net cash provided by financing activities                  12,683,614           7,793,807
                                                         ------------         -----------
Increase in cash and cash equivalents                       7,530,738           4,117,258
Cash and cash equivalents, beginning of period              4,878,265           2,224,990
                                                         ------------         -----------
Cash and cash equivalents, end of period                 $ 12,409,003         $ 6,342,248
                                                         ============         ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $    608,087         $   336,091
                                                         ============         ===========

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:

         Tarpon Coast Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 7, 1997. Effective June 1, 1998, the Company's new wholly owned subsidiary, Tarpon Coast National Bank (the "Bank") received federal regulatory approval to commence its banking operations. Contemporaneously, the Company became a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Until June 1, 1998, the Company was in the development stage and its activities were limited to the organization of the Bank, as well as the offering of $11,500,000 in common stock (the "Offering"). Approximately $8.8 million of the proceeds of the Offering have been used by the Company to provide for the capitalization of the Bank. Also effective June 1, 1998, the Bank received approval from the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance.

Basis of Presentation:

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion of the Company's financial condition and results of operations for the period ended March 31, 2001:

FINANCIAL CONDITION

At March 31, 2001, the Company had approximately $64.4 million in deposits and $3 million in customer repurchase agreements as compared to $51.1 million and $3.6 million, respectively, at December 31, 2000. Stockholders equity comprised $8.9 million at March 31, 2001 and again at December 31, 2000 as the net loss for the period of $42,000 was offset by unrealized gains in the Company's investment portfolio of $64,000.

At March 31, 2001, the Company used these funds to generate $48.9 million in loans outstanding ($43.7 million at December 31, 2000). At March 31, 2001 the Company also had approximately $7.5 million in unfunded loan commitments outstanding. At March 31, 2001 it held approximately $10.4 million ($10.5 million at December 31, 2000) in investment securities. At March 31, 2001, the Company had $4.4 million ($ 4.3 million at December 31, 2000) in premises and equipment. The Company's remaining liquidity at March 31, 2001, less current cash reserve requirements, was invested in overnight federal funds of $8.6 million ($2.1 million at December 31, 2000).


RESULTS OF OPERATIONS

For the three-month period ended March 31, 2001, the Company reported a net loss of $41,806, compared to $67,820 for the comparable period in 2000. Interest income for the three-month periods were $1,255,706 in 2001 and $777,739 in 2000 or a yield on average earning assets of 8.23% and 7.70%, respectively. Net interest income was $631,724 in 2001 and $435,052 in 2000 (net interest margins of 4.14% and 4.34%, respectively) after deducting interest expense of $623,982 in 2001 and $342,687 in 2000 or an average rate paid on interest-bearing funds of 4.90% and 4.39%, respectively. The rate variances between the comparable three-month periods of 2001 and 2000 impacted net interest income by approximately ($27,000) while the corresponding volume variance impacts were approximately $224,000.

As the Bank has limited historical loan loss experience, the provision for loan losses of $69,000 for the three-month period ended March 31, 2001 has been based principally on peer industry data of comparable commercial banks. In 2000, the provision for loan losses of $25,000 was net of a credit for approximately $14,000 to recover excess reserves for potential Year 2000 credit loss exposures that did not materialize.

Non-interest income was $154,899 and $33,961 for the three-month periods ended March 31, 2001 and 2000, respectively, comprised largely of service charges on deposit accounts. Amounts for the three-month period ended March 31, 2001 include commission and fee income from the sales of insurance and investment products aggregating $49,000. As the Bank commenced this service at the end of the third quarter of 2000, there are no corresponding amounts in 2000. The Bank also expanded its residential lending secondary market activities in the forth quarter of 2000, which generated fee income of $41,000 for the first three months of 2001 compared with $2,000 for the corresponding period in 2000. The balance of the increase is consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $759,429 and $511,833, comprised principally of salaries and benefits ($424,268 in 2001 and $266,807 in 2000) and occupancy costs ($130,384 in 2001 and $91,922 in 2000). At
March 31, 2001, the Company and the Bank had 33 employees and two full-service banking facilities compared to 22 employees and one full-service facility a year earlier.

In accordance with the Company's strategic growth and expansion initiative, the Bank has acquired a commercial banking facility in Englewood, Florida, which is being renovated and will serve as the Bank's third full-service banking office. Management anticipates taking occupancy in the second quarter of 2001. Incremental losses associated with this expansion during the three-month period ended March 31, 2001 aggregated $42,295. Incremental expenses will be incurred upon the opening of this facility that are expected to impact and extend losses until such time as the Bank can generate volumes of loans and deposits, and other fee generating services, sufficient to cover these additional costs.

Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank achieves profitable levels.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         During the first quarter, there were no matters submitted to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

         None.

2.       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 20, 2001                      /s/ George E. Cline, III
                                          ------------------------
                                          George E. Cline, III
                                          Chief Financial Officer

Date: April 20, 2001                      /s/ Lewis S. Albert
                                          -------------------
                                          Lewis S. Albert
                                          Chief Executive Officer