Form 10QSB
period 2001-06-30
TARPON COAST BANCORP INC
filed 2001-08-08
CIK 1048435

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM _____ TO _____


                         Commission file number 0-23619

                           Tarpon Coast Bancorp, Inc.
                            -------------------------
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

         Class                                   Outstanding as of June 30, 2001
         ------                                  -------------------------------
         Common Stock, $.01 par value            1,182,151

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                           TARPON COAST BANCORP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Balance Sheets as of June 30, 2001 and December 31, 2000        1

                  Statements of Operations for the Three Months
                           Ended June 30, 2001 and 2000                           2

                  Statements of Operations for the Six Months
                           Ended June 30, 2001 and 2000                           3

                  Statements of Cash Flows for the Six Months
                           Ended June 30, 2001 and 2000                           4

                  Notes to Financial Statements                                   5

         Item 2.  Management's Discussion and Analysis                            6

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders             8

         Item 6.  Exhibits and Reports on Form 8-K                                8

SIGNATURES                                                                        8


PART I - FINANCIAL INFORMATION

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30, 2001     December 31, 2000
                                                              -------------     -----------------
                                                                (Unaudited)
ASSETS
Cash and due from banks                                        $  4,664,584       $  2,778,265
Federal funds sold                                                7,400,000          2,100,000
                                                               ------------       ------------
               Total cash and cash equivalents                   12,064,584          4,878,265

Securities available for sale                                    10,890,406         10,485,311

Loans                                                            52,860,969         44,225,101
Less allowance for loan losses                                     (646,100)          (545,932)
                                                               ------------       ------------
Net loans                                                        52,214,869         43,679,169

Premises and equipment, net                                       4,772,066          4,274,523
Accrued interest & other assets                                     450,418            451,572
                                                               ------------       ------------

               Total assets                                    $ 80,392,343       $ 63,768,840
                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                         $  9,551,428       $  8,464,124
  Interest bearing                                               58,724,348         42,635,905
                                                               ------------       ------------
               Total deposits                                    68,275,776         51,100,029
Customer Repurchase Agreements                                    2,746,130          3,650,590
Accrued interest & other liabilities                                458,100            133,191
                                                               ------------       ------------
               Total liabilities                                 71,480,006         54,883,810

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                           11,821             11,821
  Additional paid-in capital                                     10,940,915         10,940,915
  Accumulated Deficit                                            (2,089,040)        (2,057,644)
  Unrealized gain (loss) on securities available for sale            48,641            (10,062)
                                                               ------------       ------------

               Total shareholders' equity                         8,912,337          8,885,030
                                                               ------------       ------------

               Total liabilities and shareholders' equity      $ 80,392,343       $ 63,768,840
                                                               ============       ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three months ended June 30,
                                           ---------------------------
                                              2001              2000
                                              ----              ----
Interest income:
   Interest and fees on loans             $ 1,104,062       $   688,505
   Interest on securities                     161,948           148,093
   Interest on federal funds sold              82,244            56,852
                                          -----------       -----------


Total interest income                       1,348,254           893,450
Interest expense:
   Interest on deposits                       605,818           356,286
   Interest on repurchase agreements           28,541            60,261
                                          -----------       -----------
Total interest expense                        634,359           416,547
                                          -----------       -----------

Net interest income                           713,895           476,903

Provision for loan losses                      63,000            20,000
                                          -----------       -----------

Net interest income after
   provision for loan losses                  650,895           456,903

Non-interest income                           203,067            52,364

Non-interest expense:
   Salaries and benefits                      479,323           297,093
   Occupancy and equipment expense            133,339           104,752
   Other expense                              230,890           199,123
                                          -----------       -----------

Total non-interest expense                    843,552           600,968
                                          -----------       -----------

Net income (loss)                              10,410           (91,701)
                                          -----------       -----------

Other comprehensive income (loss)              (5,134)           10,473
                                          -----------       -----------

Comprehensive income (loss)               $     5,276       $   (81,228)
                                          ===========       ===========

Net income (loss) per share               $      0.01       $     (0.08)
                                          ===========       ===========

Average shares outstanding                  1,182,151         1,182,151
                                          ===========       ===========


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Six months ended June 30,
                                            -------------------------
                                             2001               2000
                                             ----               ----
Interest income:
   Interest and fees on loans             $ 2,119,863       $ 1,318,400
   Interest on securities                     333,586           289,370
   Interest on federal funds sold             150,511            63,419
                                          -----------       -----------


Total interest income                       2,603,960         1,671,189
Interest expense:
   Interest on deposits                     1,192,344           642,515
   Interest on repurchase agreements           65,997           116,719
                                          -----------       -----------
Total interest expense                      1,258,341           759,234
                                          -----------       -----------

Net interest income                         1,345,619           911,955

Provision for loan losses                     132,000            45,000
                                          -----------       -----------

Net interest income after
   provision for loan losses                1,213,619           866,955

Non-interest income                           357,966            86,325

Non-interest expense:
   Salaries and benefits                      903,591           563,900
   Occupancy and equipment expense            263,723           196,674
   Other expense                              435,667           352,227
                                          -----------       -----------

Total non-interest expense                  1,602,981         1,112,801
                                          -----------       -----------

Net loss                                      (31,396)         (159,521)
                                          -----------       -----------

Other comprehensive income                     58,703             1,499
                                          -----------       -----------

Comprehensive income (loss)               $    27,307       $  (158,022)
                                          ===========       ===========

Net loss per share                        $     (0.03)      $     (0.13)
                                          ===========       ===========

Average shares outstanding                  1,182,151         1,182,151
                                          ===========       ===========


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six months ended June 31,
                                                               -------------------------
                                                                2001               2000
                                                                ----               ----
Cash flows from operating activities:
   Net loss                                                $    (31,396)      $   (159,521)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation                                              146,104            116,141
      Provision for loan losses                                 132,000             45,000
      (Increase) Decrease in accrued interest
         and other assets                                         1,154           (131,800)
      Increase (Decrease) in accrued interest
         and other liabilities                                  324,909            (72,569)
                                                           ------------       ------------
   Total adjustments                                            604,167            (43,228)
                                                           ------------       ------------
Net cash provided by (used in) operating activities             572,771           (202,749)
                                                           ------------       ------------
Cash flows from investing activities:
   Net increase in loans                                     (8,667,700)        (4,412,820)
   Purchases of securities available for sale                (7,068,697)        (1,985,602)
   Maturities of securities available for sale                6,722,305          1,424,878
   Purchases of premises and equipment                         (643,647)        (1,333,028)
                                                           ------------       ------------
Net cash used in investing activities                        (9,657,739)        (6,306,572)
                                                           ------------       ------------
Cash flows from financing activities:

   Increase in deposits                                      17,175,747         12,135,339
   Decrease in customer repurchase agreements                  (904,460)        (1,048,940)
                                                           ------------       ------------

Net cash provided by financing activities                    16,271,287         11,086,399
                                                           ------------       ------------
Increase in cash and cash equivalents                         7,186,319          4,577,078
Cash and cash equivalents, beginning of period                4,878,265          2,224,990
                                                           ------------       ------------
Cash and cash equivalents, end of period                   $ 12,064,584       $  6,802,068
                                                           ============       ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $  1,240,451       $    754,656
                                                           ============       ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:
         Tarpon Coast Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 7, 1997. Effective June 1, 1998, the Company's wholly owned subsidiary, Tarpon Coast National Bank (the "Bank") received federal regulatory approval to commence its banking operations. Contemporaneously, the Company became a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Until June 1, 1998, the Company was in the development stage and its activities were limited to the organization of the Bank, as well as the offering of $11,500,000 in common stock (the "Offering"). Approximately $8.8 million of the proceeds of the Offering have been used by the Company to provide for the capitalization of the Bank. Also effective June 1, 1998, the Bank received approval from the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance. In 2000, the Company formed Tarpon Coast Financial Services, Inc. as a wholly owned subsidiary of the Bank for the purpose of selling insurance and investment products.

Basis of Presentation:
         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion of the Company's financial condition and results of operations for the period ended June 30, 2001:

FINANCIAL CONDITION

At June 30, 2001, the Company had approximately $68.3 million in deposits and $2.7 million in customer repurchase agreements as compared to $51.1 million and $3.6 million, respectively, at December 31, 2000. Stockholders equity comprised $8.9 million at June 30, 2001 and December 31, 2000.

At June 30, 2001, the Company used these funds to generate $52.2 million in net loans ($43.7 million at December 31, 2000) and approximately $7.6 million in unfunded loan commitments. At June 30, 2001 it also held approximately $10.9 million ($10.5 million at December 31, 2000) in investment securities. At June 30, 2001, the Company had $4.8 million ($ 4.3 million at December 31, 2000) in premises and equipment. The Company's remaining liquidity at June 30, 2001, less current cash reserve requirements was invested in overnight federal funds of $7.4 million ($2.1 million at December 31, 2000).

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2001, the Company reported net income of $10,410, compared to a net loss of $91,701 for the comparable period in 2000. Interest income for the three-month period was $1,348,254 in 2001 and $893,450 in 2000 or a yield on average earning assets of 7.95% and 7.81%, respectively. Net interest income was $713,895 in 2001 and $476,903 in 2000 (net interest margins of 4.21% and 4.17%, respectively) after deducting interest expense of $634,359 in 2001 and $416,547 in 2000 or an average rate paid on interest-bearing funds of 4.42% and 4.20%, respectively. Rate variances between the comparable three-month periods of 2001 and 2000 contributed approximately $5,000 to net interest income while corresponding volume variances contributed approximately $232,000.

For the six-month period ended June 30, 2001, the Company reported a net loss of $31,396, compared to $159,521 for the comparable period in 2000. Interest income for the six-month period was $2,603,960 in 2001 and $1,671,189 in 2000 or a yield on average earning assets of 8.06% and 7.78%, respectively. Net interest income was $1,345,619 in 2001 and $911,955 in 2000 (net interest margins of 4.16% and 4.25%, respectively) after deducting interest expense of $1,258,341 in 2001 and $759,234 in 2000 or an average rate paid on interest-bearing funds of 4.65% and 4.11%, respectively. Rate variances between the comparable six-month periods of 2001 and 2000 reduced net interest income by approximately ($25,000) while corresponding volume variances contributed approximately $459,000.

As the Bank has limited historical loan loss experience, the provision for loan losses of $63,000 and $132,000 for the three-month and six-month periods ended June 30, 2001, respectively, has been based principally on peer industry data of comparable commercial banks. In 2000, the provisions for loan losses of $20,000 and $45,000 for the three and six-month periods ending June 30 were net of credits for approximately $19,000 and $33,000, respectively, to recover excess reserves for potential Year 2000 credit loss exposures that did not materialize.

Non-interest income, comprised principally of service charges on deposit accounts, was $203,067 and $52,364 for the three-month periods ended June 30, 2001 and 2000, respectively, and $357,966 and $86,325 for the comparable six-month periods. Amounts for the three and six-month periods ended June 30, 2001 include commission and fee income from the sales of insurance and investment products aggregating $91,000 and $140,000, respectively. As the Bank commenced this service at the end of the third quarter of 2000, there are no corresponding amounts in 2000. The Bank also expanded its residential lending secondary market activities in the forth quarter of 2000, which generated fee income of $50,000 and $91,000 for the three and six-month periods ending
June 30, 2001 compared with $2,000 and $4,000 for the corresponding periods in 2000. The balance of the increase is consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $843,552 and $600,968, comprised principally of salaries and benefits ($479,323 in 2001 and $297,093 in 2000) and occupancy costs ($133,339 in 2001 and $104,752 in 2000).
For the comparable six-month periods ended June 30, 2001 and 2000, non-interest expenses were $1,602,981 and $1,112,801, respectively, comprised principally of salaries and benefits ($903,591 in 2001 and $563,900 in 2000) and occupancy costs ($263,723 in 2001 and $196,674 in 2000). At June 30, 2001, the Company had
38 employees compared to 25 employees a year earlier. During 2001 the Company occupied two full-service banking facilities throughout the period while in 2000 it operated from one full-service facility until it added its second facility in April 2000.

In accordance with the Company's strategic growth and expansion initiative, the Bank acquired a commercial banking facility in Englewood, Florida, which is being renovated and will serve as the Bank's third full-service banking office. Management anticipates taking occupancy in August of 2001. Incremental losses associated with this expansion during the three and six-month periods ended June 30, 2001 aggregated $59,000 and $101,000, respectively. Additional incremental expenses will be incurred upon the opening of this facility that may impact and extend losses until such time as the Bank can generate volumes of loans and deposits, and other fee generating services, sufficient to cover these additional costs.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 23, 2001, the Company held its annual meeting of shareholders during which James C. Brown, Gina D. Hahn and Larry A. Tenbusch were re-elected to the Company's Board of Directors to serve three-year terms. 1,042,002 or 88.1% of shares entitled to vote were casts in favor of the measure with 58,290 or 4.9% dissenting. In addition to Messrs. Brown, Tenbusch and Ms. Hahn, the following individuals serve as continuing directors until their respective terms expire: Lewis S. Albert, Chairman and Chief Executive Officer, Mark O. Asperilla, M.D., James R. Baker, Billie A. Barger, Gerald P. Flagel, CPA, and Todd H. Katz, Vice Chairman and President. There were no other matters submitted to a vote of security holders during the second quarter of 2001.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

         None.

2.       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 6, 2001                              /s/ George E. Cline, III
                                                  ------------------------
                                                  George E. Cline, III
                                                  Chief Financial Officer

Date: August 6, 2001                              /s/ Lewis S. Albert
                                                  -------------------
                                                  Lewis S. Albert
                                                  Chief Executive Officer