Form 10QSB
period 2001-09-30
TARPON COAST BANCORP INC
filed 2001-11-05
CIK 1048435

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

   Class                                Outstanding as of September 30, 2001
   ------                               ------------------------------------

   Common Stock, $.01 par value         1,182,151

Transitional Small Business Disclosure Format:    Yes [  ]   No [ X ]

                           TARPON COAST BANCORP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Balance Sheets as of September 30, 2001 and December 31, 2000               1

                  Statements of Operations for the Three Months
                           Ended September 30, 2001 and 2000                                  2

                  Statements of Operations for the Nine Months
                           Ended September 30, 2001 and 2000                                  3

                  Statements of Cash Flows for the Nine Months
                           Ended September 30, 2001 and 2000                                  4

                  Notes to Financial Statements                                               5

         Item 2.  Management's Discussion and Analysis                                        6

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                         8

         Item 6.  Exhibits and Reports on Form 8-K                                            8

SIGNATURES                                                                                    8

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30, 2001           December 31, 2000
                                                                    ------------------           ------------------
ASSETS                                                                (Unaudited)
Cash and due from banks                                                 $  4,995,149                $  2,778,265
Federal funds sold                                                        10,775,000                   2,100,000
                                                                        ------------                ------------
               Total cash and cash equivalents                            15,770,149                   4,878,265

Securities available for sale                                             14,308,579                  10,485,311

Loans                                                                     54,089,421                  44,225,101
Less allowance for loan losses                                              (660,547)                   (545,932)
                                                                        ------------                ------------
Net loans                                                                 53,428,874                  43,679,169

Premises and equipment, net                                                5,083,897                   4,274,523
Accrued interest & other assets                                              400,930                     451,572
                                                                        ------------                ------------

             Total assets                                               $ 88,992,429                $ 63,768,840
                                                                        ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                  $ 10,283,331                $  8,464,124
  Interest bearing                                                        67,938,198                  42,635,905
                                                                        ------------                ------------
               Total deposits                                             78,221,529                  51,100,029
Customer Repurchase Agreements                                             1,414,095                   3,650,590
Accrued interest & other liabilities                                         452,326                     133,191
                                                                        ------------                ------------
               Total liabilities                                          80,087,950                  54,883,810

Shareholders' equity:
  Common stock, par value $.01 per share,
    10,000,000 shares authorized; 1,182,151 shares
    issued and outstanding                                                    11,821                      11,821
  Additional paid-in capital                                              10,940,915                  10,940,915
  Deficit                                                                 (2,187,932)                 (2,057,644)
  Unrealized gain (loss) on securities available for sale                    139,675                     (10,062)
                                                                        ------------                ------------
               Total shareholders' equity                                  8,904,479                   8,885,030
                                                                        ------------                ------------

               Total liabilities and shareholders' equity               $ 88,992,429                $ 63,768,840
                                                                        ============                ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended September 30,
                                                   --------------------------------------
                                                      2001                         2000
                                                   -----------                -----------
Interest income
   Interest and fees on loans                      $ 1,124,542                $   742,960
   Interest on securities                              177,874                    159,456
   Interest on federal funds sold                       72,720                     64,048
                                                   -----------                -----------


Total interest income                                1,375,136                    966,464
Interest expense:
   Interest on deposits                                675,191                    403,959
   Interest on repurchase agreements                    13,237                     57,357
                                                   -----------                -----------
Total interest expense                                 688,428                    461,316
                                                   -----------                -----------

Net interest income                                    686,708                    505,148

Provision for loan losses                               15,000                     15,000
                                                   -----------                -----------


Net interest income after
   provision for loan losses                           671,708                    490,148

Non-interest income                                    201,010                     42,960

Non-interest expense:
   Salaries and benefits                               545,628                    326,298
   Occupancy and equipment expense                     168,866                    113,872
   Other expense                                       257,116                    187,652
                                                   -----------                -----------

Total non-interest expense                             971,610                    627,822
                                                   -----------                -----------

Net loss                                               (98,892)                   (94,714)
                                                   -----------                -----------

Other comprehensive income                              91,034                     87,931
                                                   -----------                -----------

Comprehensive loss                                 $    (7,858)               $    (6,783)
                                                   ===========                ===========

Net loss per share                                 $     (0.08)               $     (0.08)
                                                   ===========                ===========

Average shares outstanding                           1,182,151                  1,182,151
                                                   ===========                ===========


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine months ended September 30,
                                                   --------------------------------------
                                                       2001                      2000
                                                   -----------                -----------
Interest income:
   Interest and fees on loans                      $ 3,244,405                $ 2,061,360
   Interest on securities                              511,460                    448,826
   Interest on federal funds sold                      223,231                    127,467
                                                   -----------                -----------


Total interest income                                3,979,096                  2,637,653
Interest expense:
   Interest on deposits                              1,867,535                  1,046,474
   Interest on repurchase agreements                    79,234                    174,076
                                                   -----------                -----------
Total interest expense                               1,946,769                  1,220,550
                                                   -----------                -----------

Net interest income                                  2,032,327                  1,417,103

Provision for loan losses                              147,000                     60,000
                                                   -----------                -----------

Net interest income after
   provision for loan losses                         1,885,327                  1,357,103

Non-interest income                                    558,976                    129,285

Non-interest expense:
   Salaries and benefits                             1,449,219                    890,198
   Occupancy and equipment expense                     432,589                    310,546
   Other expense                                       692,783                    539,879
                                                   -----------                -----------

Total non-interest expense                           2,574,591                  1,740,623
                                                   -----------                -----------

Net loss                                              (130,288)                  (254,235)
                                                   -----------                -----------

Other comprehensive income                             149,737                     89,430
                                                   -----------                -----------

Comprehensive income (loss)                        $    19,449                $  (164,805)
                                                   ===========                ===========

Net loss per share                                 $     (0.11)               $     (0.22)
                                                   ===========                ===========

Average shares outstanding                           1,182,151                  1,182,151
                                                   ===========                ===========


See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Nine months ended September 30,
                                                                     ----------------------------------------
                                                                         2001                         2000
                                                                     ------------                ------------
Cash flows from operating activities:
   Net loss                                                          $   (130,288)               $   (254,235)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation                                                     231,033                     185,867
         Provision for loan losses                                        147,000                      60,000
         Decrease (Increase)  in accrued interest
            and other assets                                              (26,495)                   (187,518)
         Increase (Decrease) in accrued interest
            and other liabilities                                         319,135                     (26,135)
                                                                     ------------                ------------
   Total adjustments                                                      670,673                      32,214
                                                                     ------------                ------------
Net cash provided by (used in) operating activities                       540,385                    (222,021)
                                                                     ------------                ------------
Cash flows from investing activities:
   Net increase in loans                                               (9,896,705)                 (6,339,255)
   Purchases of securities available for sale                         (11,604,093)                 (2,544,488)
   Maturities of securities available for sale                          8,007,698                   1,650,657
   Purchases of premises and equipment                                 (1,040,407)                 (1,360,017)
                                                                     ------------                ------------
Net cash used in investing activities                                 (14,533,507)                 (8,593,103)
                                                                     ------------                ------------
Cash flows from financing activities:
   Increase in deposits                                                27,121,500                  14,395,500
   Decrease in customer repurchase agreements                          (2,236,495)                   (898,548)
                                                                     ------------                ------------
Net cash provided by financing activities                              24,885,005                  13,496,952
                                                                     ------------                ------------
Increase in cash and cash equivalents                                  10,891,883                   4,681,828
Cash and cash equivalents, beginning of period                          4,878,265                   2,224,990
                                                                     ------------                ------------
Cash and cash equivalents, end of period                             $ 15,770,148                $  6,906,818
                                                                     ============                ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                          $  1,924,971                $  1,213,253
                                                                     ============                ============

See accompanying notes to financial statements.

                   TARPON COAST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001



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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following is a discussion of the Company's financial condition and results of operations for the period ended September 30, 2001:

FINANCIAL CONDITION

At September 30, 2001, the Company had approximately $78.2 million in deposits and $1.4 million in customer repurchase agreements as compared to $51.1 million and $3.6 million, respectively, at December 31, 2000. Stockholders equity comprised $8.9 million at September 30, 2001 and December 31, 2000.

At September 30, 2001, the Company used these funds to generate $53.4 million in net loans ($43.7 million at December 31, 2000) and approximately $9.6 million in unfunded loan commitments. At September 30, 2001 it also held approximately $14.3 million ($10.5 million at December 31, 2000) in investment securities. At September 30, 2001, the Company had $5.1 million ($ 4.3 million at December 31,
2000) in premises and equipment. The Company's remaining liquidity at September 30, 2001, less current cash reserve requirements was invested in overnight federal funds of $10.8 million ($2.1 million at December 31, 2000).

At September 30, 2001 the Company had non-performing assets of $971,000 representing one lending relationship on commercial owner-occupied real property. The Company believes that the value of the underlying collateral will mitigate the likelihood of any material loss of principle.

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2001, the Company reported a net loss of $98,892, compared to a net loss of $94,714 for the comparable period in 2000. Interest income for the three-month period was $1,375,136 in 2001 and $966,464 in 2000 or a yield on average earning assets of 7.50% and 7.98%, respectively. Net interest income was $686,708 in 2001 and $505,148 in 2000 (net interest margins of 3.75% and 4.17%, respectively) after deducting interest expense of $688,428 in 2001 and $461,316 in 2000 or an average rate paid on interest-bearing funds of 4.33% and 4.39%, respectively. Rate variances between the comparable three-month periods of 2001 and 2000 reduced net interest income approximately ($77,000) while corresponding volume variances contributed approximately $259,000.

For the nine-month period ended September 30, 2001, the Company reported a net loss of $130,288, compared to $254,235 for the comparable period in 2000. Interest income for the nine-month period was $3,979,096 in 2001 and $2,637,653 in 2000 or a yield on average earning assets of 7.86% and 7.85%, respectively. Net interest income was $2,032,327 in 2001 and $1,417,103 in 2000 (net interest margins of 4.01% and 4.22%, respectively) after deducting interest expense of $1,946,769 in 2001 and $1,220,550 in 2000 or an average rate paid on interest-bearing funds of 4.51% and 4.21%, respectively. Rate variances between the comparable nine-month periods of 2001 and 2000 reduced net interest income by approximately ($104,000) while corresponding volume variances contributed approximately $719,000.

Net interest margins for 2001, particularly in the third quarter, were negatively impacted as a result of the aggressive rate reduction posture adopted by the Federal Reserve in response to the declining economy. These rate reductions have the effect of reducing yields on the Company's rate sensitive assets, particularly those indexed to prime and/or other short-term borrowing rates, more quickly than yields paid on its rate sensitive liabilities can reprice. In the event the Federal Reserve imposes further rate reductions, this trend could continue.

As the Bank has limited historical loan loss experience, the provision for loan losses of $15,000 and $147,000 for the three-month and nine-month periods ended September 30, 2001, respectively, has been based principally on peer industry data of comparable commercial banks. In 2000, the provisions for loan losses of $15,000 and $60,000 for the three and nine-month periods ending September 30 were net of credits for approximately $15,000 and $83,000, respectively, to recover excess reserves for potential Year 2000 credit loss exposures that did not materialize.

Non-interest income is comprised principally of service charges on deposit accounts, fees on residential lending secondary market activities and fees and commissions from the sale of investment products. Non-interest income aggregated $201,010 and $42,960 for the three-month periods ended September 30, 2001 and 2000, respectively, and $588,976 and $129,285 for the comparable nine-month periods. Amounts for the three and nine-month periods ended September 30, 2001 include commission and fee income from the sales of insurance and investment products aggregating $67,000 and $207,000, respectively. As the Bank commenced this service at the end of the third quarter of 2000, there are no corresponding amounts in 2000. The Bank also expanded its residential lending secondary market activities in the forth quarter of 2000, which generated fee income of $58,000 and $149,000 for the three and nine-month periods ending September 30, 2001 compared with $1,000 and $5,000 for the corresponding periods in 2000. The balance of the increase is consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $971,610 and $627,822, comprised principally of salaries and benefits ($545,628 in 2001 and $326,298 in 2000) and occupancy costs ($168,866 in 2001 and $113,872 in 2000).
For the comparable nine-month periods ended September 30, 2001 and 2000, non-interest expenses were $2,574,591 and $1,740,623, respectively, comprised principally of salaries and benefits ($1,449,219 in 2001 and $890,198 in 2000) and occupancy costs ($432,589 in 2001 and $310,546 in 2000). At September 30, 2001, the Company had 41 employees compared to 29 employees a year earlier. The Company took occupancy of its third full-service banking facility in August 2001, previously operating from two offices since adding its second full-service facility in April 2000.

The expansion in facilities and personnel is in accordance with the Company's strategic growth and expansion initiative which is designed to fully leverage the Company's capital position and attain critical mass. Incremental losses associated with this expansion during the three and nine-month periods ended September 30, 2001 aggregated $138,000 and $239,000, respectively. Additional incremental losses associated with the Company's expansion activities may impact and extend losses until such time as the Bank can generate volumes of loans and deposits, and other fee generating services, sufficient to cover these additional costs.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

         None.

2.       Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 5, 2001                 /s/ George E. Cline, III
                                       ------------------------
                                       George E. Cline, III
                                       Chief Financial Officer

Date:    November 5, 2001              /s/ Lewis S. Albert
                                       -------------------
                                       Lewis S. Albert
                                       Chief Executive Officer