Form 10KSB40
period 2001-12-31
TARPON COAST BANCORP INC
filed 2002-03-19
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM ___________________ TO ___________________

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0772718 (I.R.S. Employer Identification No.)

1490 Tamiami Trail
Port Charlotte, FL 33948
(Address of principal executive offices)

941-629-8111
(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 o r 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on January 31, 2002 was $7,803,770. As of such date no organized trading market existed for the common stock of the registrant. The aggregate market value is based upon the $7.29 market value per share of the common stock of the registrant at January 31, 2002. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company’s common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer’s common stock, as of January 31, 2002: 1,182,151 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2001 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7, and 8 of Part II of this report. The Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2002 is incorporated by reference in answer to Part III of this report.

PART I

ITEM 1. BUSINESS

     Tarpon Coast Bancorp, Inc. (the “Company”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and owns 100% of the outstanding capital stock of the Tarpon Coast National Bank (“Bank”). The Company was incorporated under the laws of the State of Florida in August 1997. The Company serves as a mechanism to enhance the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of the Company’s banking business through acquisition of other financial institutions and provision of additional banking-related services, which the traditional commercial bank may not provide under present laws.

     The Bank is full service commercial bank, without trust powers. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, public funds accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, daily repurchase agreements, business accounts (offering account analysis on all commercial relationships), commercial loans, real estate loans and consumer loans. In addition, the Bank provides such consumer services as notary services, photocopying, signature guarantees, incoming and outgoing collections, travelers checks, U.S. Bonds, cashiers checks, wire transfer services, coupon collection, foreign exchange, utility bill payments and credit references. Moreover, safe deposit boxes, custodial services, ACH processing and account reconciliation, overdraft checking, commercial account analysis, night depository service, courier service and automatic teller services are available.

     During 2000, the Company organized Tarpon Coast Financial Services, Inc. (“TCFS”) as a subsidiary of the Bank. TCFS, engages in the sale of insurance and investment products in response to the Gramm-Leach-Bliley Act of 1999 that provided for the repeal of the long-standing separation of the banking, insurance and securities industries. TCFS provides such products as life and disability insurance, annuities, retirement plans, mutual funds as well as stocks and bonds.

Market Area and Competition

     The Southwest Florida area has experienced considerable growth over the past decade. Competition among financial institutions in the Bank’s market areas is intense, with other financial institutions having far greater financial resources than those available to the Company.

     The primary service area for the Bank encompasses the Punta Gorda Municipal Statistical Area, including the community of Port Charlotte, Charlotte County, the City of North Port in Sarasota County and the community of Englewood representing both Charlotte and Sarasota Counties. Most of the banking offices in the Bank’s market area are branches of or are affiliated with major holding companies in North Carolina, Georgia, Alabama and other areas of Florida and the nation.

     The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities that have recently been expanding to serve the traditional banking markets. Due to the rapid growth of Southwest Florida, it is anticipated that additional competition will continue from new entrants to the market.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

     The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2001 and 2000. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:

	Year Ended December 31,

Assets	2001	2000

Cash and Due from Banks	$3,630,916	$2,301,230

Federal Funds Sold	8,545,342	2,605,739
Taxable Securities	11,998,647	9,923,281
Net Loans	50,886,497	34,177,155

Total Earning Assets	71,430,486	46,706,175

Other Assets	5,248,544	4,415,931

Total Assets	$80,309,946	$53,423,336

Liabilities and Stockholders’ Equity
Non-Interest Bearing Deposits	$9,375,489	$6,586,698
Savings Deposits	10,066,143	8,142,728
Time Deposits	26,349,973	14,541,446
Other Interest Bearing Deposits	22,392,405	10,552,955
Other Borrowings	2,750,504	4,387,892
Other Liabilities	411,680	202,566

Total Liabilities	71,346,194	44,414,285
Stockholders’ Equity	8,963,752	9,009,051

Total Liabilities and Stockholders’ Equity	$80,309,946	$53,423,336

     The following is an analysis of the net interest earnings of the Company for the years ended December 31, 2001 and 2000 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities.

2001

Assets

	Average Amount	Interest Earned	Average Yield	Net Yield

Investment Securities	$11,998,647	$749,249	6.24%
Federal Funds Sold	8,545,342	292,149	3.42%
Net Loans	50,886,497	4,356,403	8.56%

Total Earning Assets	$71,430,486	$5,397,801	7.56%	3.96%

Liabilities	Average Amount	Interest Paid	Average Yield

Savings Deposits	$10,066,143	$333,961	3.32%
Time Deposits	26,349,973	1,464,012	5.56%
Other Interest Bearing Deposits	22,392,405	685,899	3.06%
Other Borrowings	2,750,504	85,854	3.12%

Total Interest Bearing Liabilities	$61,559,025	$2,569,726	4.17%

2000

Assets	Average Amount	Interest Earned	Average Yield	Net Yield

Investment Securities	$9,923,281	$613,286	6.18%
Federal Funds Sold and Other	2,605,739	166,535	6.39%
Net Loans	34,177,155	2,947,641	8.62%

Total Earning Assets	$46,705,175	$3,727,462	7.98%	4.25%

Liabilities	Average Amount	Interest Paid	Average Yield

Savings Deposits	$8,142,728	$320,641	3.94%
Time Deposits	14,541,446	836,281	5.75%
Other Interest Bearing Deposits	10,552,955	353,203	3.35%
Other Borrowings	4,387,892	232,726	5.30%

Total Interest Bearing Liabilities	$37,625,021	$1,742,851	4.63%

     For purposes of these analyses, non-accruing loans, if any, are included in the average balances and tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis. Loan fees included in interest earned are not material to the presentation.

Rate/Volume Analysis of Net Interest Income

     The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance of the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

	Year Ended December 31,
	2001 Compared to 2000
	Increase (Decrease) Due to

	Volume	Rate	Change

Interest earned on:
Investment securities	$128,263	$7,700	$135,963
Federal funds sold	379,605	(253,991)	125,614
Net loans	1,441,113	(32,351)	1,408,762

Total interest income	1,948,981	(278,642)	1,670,339

Interest paid on:
Savings deposits	75,739	(62,419)	13,320
Other deposits	1,120,923	(160,496)	960,427
Borrowings	(86,844)	(60,028)	(146,872)

Total interest expense	1,109,818	(282,943)	826,875

Change in net interest income	$839,163	$4,301	$843,464

	Year Ended December 31,
	2000 Compared to 1999
	Increase (Decrease) Due to

	Volume	Rate	Change

Interest earned on:
Investment securities	$9,198	$32,074	$41,272
Federal funds sold	(44,099)	37,670	(6,429)
Net loans	1,426,368	102,731	1,529,099

Total interest income	1,391,467	172,475	1,563,942

Interest paid on:
Savings deposits	83,001	(29,170)	53,831
Other deposits	531,272	84,043	615,315
Borrowings	81,748	43,862	125,610

Total interest expense	696,021	98,735	794,756

Change in net interest income	$695,446	$73,740	$769,186

Loan Portfolio

     The Company engages, through the Bank, in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

     The Company’s commercial lending is directed principally towards businesses whose demands for funds fall within the Bank’s legal lending limit and are potential deposit customers. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. A majority of the commercial loans are secured by real estate mortgages. The Company’s real estate loans consist of residential and commercial first mortgage loans, second mortgage financing and construction loans.

     The Company’s consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures.

     The Company has a correspondent relationship with the Independent Bankers’ Bank of Florida (“IBBF”), whereby the Company solicits the sale and purchase of loan participations. Participations purchased from IBBF, if any, are entered into using the same underwriting criteria that would be applied if the Company had originated the loan. This would include credit and collateral analyses and maintenance of a complete credit file on each purchased participation that is consistent to the credit files maintained by the Company on its own customers.

The following is an analysis of maturities of loans as of December 31, 2001:

	Due in	Due in	Due After
Type of Loan	1 year or less	1 to 5 years	5 years	Total

Commercial, financial and agricultural	$1,546,000	$2,533,000	$910,000	$4,989,000
Commercial real estate	2,464,000	10,688,000	11,680,000	24,832,000
Residential real estate	1,571,000	8,243,000	11,881,000	21,695,000
Consumer loans	695,000	3,366,000	90,000	4,151,000

Total	$6,276,000	$24,830,000	$24,561,000	$55,667,000

     The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans at December 31, 2001 and 2000.

Type of Loan	December 31,

	2001	2000

Commercial, financial and agricultural	$4,989,000	$3,829,000
Commercial real estate	24,832,000	14,579,000
Residential real estate	21,695,000	15,291,000
Consumer loans	4,151,000	10,526,000

Subtotal	55,667,000	44,225,000
Allowance for possible loan losses	803,000	546,000

Net loans	$54,864,000	$43,679,000

     The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

     At December 31, 2002, the amount of loans due after one year with predetermined interest rates totaled approximately $30,696,000 while the amount of loans due after one year with floating interest rates totaled approximately $18,692,000.

     Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

     At December 31, 2001, the Company had $908,000 in non-accruing loans, comprised of one commercial real estate relationship aggregating $828,000 and one residential loan for $80,000. During 2001, the aggregate amount of interest income that would have been recorded had these loans been accruing interest was $98,933, while amounts recorded as interest income on these loans aggregated $46,573 for the year. At December 31, 2001, the Company had no other loans contractually past due 90 or more days and had no loans that represented troubled debt restructurings. At December 31, 2000, the Company had $113,000 in non-accruing loans. Otherwise, at December 31, 2000 and 1999, there were no other loans which were accounted for on a non-accrual basis, no loans accruing interest which were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt restructurings.

Summary of Loan Loss Experience

     An analysis of the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 2001 and 2000.

Type of Loan	2001	2000

Balance at beginning of period	$545,932	$454,576
Charge-offs:
Consumer	22,615	63,994
Commercial	112,495	0
Residential	0	0
Recoveries:
Consumer	7,903	50
Commercial	0	0
Residential	0	0
Net charge-offs	127,207	63,944
Provision for losses charged to operations	384,000	155,300

Balance at end of period	$802,725	$545,932

	2001		2000

Asset Quality Ratios:
Net charge-offs during the period to average loans outstanding during the period	0.25%		0.19%
Allowance for loan losses to total loans	1.44%		1.23%
Allowance for loan losses to non-performing loans	0.88	X	4.83	X
Non-performing loans to total loans	1.63%		0.26%
Non-performing assets to total assets	0.95%		0.17%

At December 31, 2001 and 2000 the allowance for possible loan losses was generally allocated as follows:

	2001		2000

		Percent of		Percent of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$275,000	9.0%	$182,000	8.7%
Commercial real estate	355,000	46.2%	187,000	33.0%
Residential real estate	80,000	37.9%	89,000	34.6%
Consumer	93,000	6.9%	88,000	23.7%

Total	$803,000	100.0%	$546,000	100.0%

     Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category.

     The allowance for loan losses is established based upon management’s evaluation of the potential losses in its loan portfolio. In analyzing the adequacy of the allowance, management considers its review as well as the results of independent internal and external credit reviews, changes in the composition and volume of the loan portfolio, levels of non-performing and charged-off loans, local and national economic conditions, and other factors.

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

The following table presents, at December 31, 2001 and 2000, the carrying value of the Company’s investments:

	December 31,

Investment Category	2001	2000

Obligations of U.S. Treasury and other U.S. Government Agencies	$17,549,648	$9,511,402
State and political subdivisions	0	0
Other securities	1,105,574	607,009

Total	$18,655,222	$10,118,411

     The following table indicates the respective maturities and weighted average yields of securities available for sale as of December 31, 2001:

	Amount	Weighted Average Yield

Obligations of U.S. Treasury and other U.S. Government Agencies:
0 - 1 Yr	$752,419	5.18%
1 - 5 Yrs	11,057,314	6.29%
5 - 10 Yrs	3,802,669	6.08%
Over 10 Yrs	1,937,246
Other securities:
0 - 1 Yr	613,774	7.00%
1 - 5 Yrs	491,800	6.19%

Total	$18,655,222	6.12%

The weighted average yields for tax exempt securities, if applicable, are computed on a tax equivalent basis.

Deposits

     The Banks offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, public funds accounts, money market accounts with limited transactions, individual retirement accounts, including Keogh plans with stated maturities, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank’s market areas, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following table presents, for the years ended December 31, 2001 and 2000, the average amount of and average rate paid on each of the following deposit categories.

Deposit Category	Average Amount		Average Rate Paid

	2001	2000	2001	2000

Non interest-bearing demand deposits	$9,375,489	$6,586,698	N/A	N/A
Savings deposits	$10,166,143	$8,142,728	3.32%	3.94%
Time deposits	$26,349,973	$14,541,446	5.56%	5.75%
Other interest bearing deposits	$22,392,405	$10,552,955	3.06%	3.35%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2001:

Time Certificates
Of Deposits

3 months of less	$1,617,000
4 – 6 months	1,140,000
7 –12 months	1,970,000
Over 12 months	2,390,000

Total	$7,117,000

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2001 and 2000 were as follows:

	2001	2000

Return on Average Assets	(0.43)%	(0.79)%
Return on Average Equity	(3.88)%	(4.66)%
Average Equity to Average Assets Ratio	11.16%	16.86%

Short-term Borrowings

     The Banks enter into various arrangements with customers to sell securities under agreements to repurchase (“Repurchase Agreements”). The Repurchase Agreements have been accounted for as short-term borrowings with the obligation to repurchase the securities reflected as a non-deposit interest-bearing liability. Amounts pertaining to Repurchase Agreements for the years ended December 31, 2001 and 2000 were as follows:

	2001		2000

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Balances at End of Year	$1,653,728	1.04%	$3,650,590	5.28%
Maximum Outstanding During the Year	$5,041,694	—	$5,596,739	—
Average Balance for the Year	$2,750,504	3.12%	$4,286,868	5.28%

For the years ended December 31, 2001 and 2000, the Company had no other category of borrowing, for which the average balances outstanding during each year amounted to 30% or more of stockholders’ equity at the end of each respective period.

Asset/Liability Management

     It is the objective of the Company to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. The Bank periodically monitors policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

     The Bank’s asset/liability mix is monitored on a monthly basis and a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank’s Boards of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity,” in the Company’s Annual Report for an analysis of rate sensitive assets and liabilities.

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

     The Bank sells loan participations to correspondent banks with respect to loans that exceed the Bank’s lending limits. Management of the Bank has established a correspondent relationship with the Independent Bankers’ Bank of Florida, Orlando, Florida and SunTrust Bank, Central Florida, N.A.

Employees

     At December 31, 2001, the Company employed 46 persons full-time and 2 person part-time, including 9 officers. The Company will hire additional persons as needed on a full-time and part-time basis to support its growth objectives.

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

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker”, and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiary of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

     Bank Regulation. The Bank is chartered under the National Banking Act. The Bank’s deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the OCC. The Bank is also subject to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the OCC, to whom the Bank submits periodic reports regarding its financial condition and other matters. The OCC has a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC also has the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains capital standards for bank holding companies and banks civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     The FDIC Improvement Act of 1991 (“FDICIA”) enacted a number of provisions addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

     Transactions with Affiliates. There are various legal restrictions on the extent to which the Company and any future nonbank subsidiaries can borrow or otherwise obtain credit from the Bank. There also are legal restrictions on the Bank’s purchase of or investments in the securities of and purchases of assets from the Company and any of its future nonbank subsidiaries, the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of the Company and any of its future nonbank subsidiaries, the issuance of guarantees, acceptances, and letters of credit on behalf of the Company and any of its future nonbank subsidiaries, and certain bank transactions with the Company and any of its future nonbank subsidiaries, or with respect to which the Company and nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank may not extend credit to the Company or to any other affiliate in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit transactions between the Bank and the Company or such other affiliates, and such transactions must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Dividends. Dividends from the Bank constitute the primary source of funds for dividends to be paid by the Company. There also are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit, or otherwise supply funds to the Company. As a national bank, the Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Florida law applicable to companies (including the Company) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

     Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized”.

     The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than

2% of its total assets. The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. These capital guidelines can affect the Company in several ways. After completion of this offering, the Company’s capital levels will be in excess of those required to be maintained by a “well capitalized” financial institution. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company’s capital position in a relatively short period of time, making an additional capital infusion necessary. At December 31, 2001, the Company met the capital ratios required to be maintained by well capitalized institutions.

     Additionally, FDICIA requires, among other things, that (i) only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantiative contractual limitations with respect to deposit accounts.

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

     Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking by national banks, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see “Interstate Banking” below.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as the Bank). Upon receipt of such notice, the Federal Reserve or the OCC, as the case may be, may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

ITEM 2. PROPERTIES

     The Company currently conducts its banking operations through three banking offices; one that serves as the Company’s executive offices and also the main office of the Bank, located in the community of Port Charlotte, Charlotte County, Florida; one located in the City of North Port, Sarasota County, Florida; and one located in the community of Englewood, Sarasota County, Florida. The Company owns the land and premises of each of these facilities. The Company also leases commercial office space to house its mortgage center operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is hereby incorporated by reference from the Company’s 2001 Annual Report to Shareholders, page 8. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 6 is hereby incorporated by reference from the Company’s 2001 Annual Report to Shareholders, pages 2-7. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 7 is hereby incorporated by reference from the Company’s 2001 Annual Report to Shareholders, pages 9-34. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

     The information required by Part III of Form 10-KSB is, pursuant to General Instruction (G) of Form 10-KSB, incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A relating to the Company’s annual meeting of shareholders to be held in April 2002. The Company will within 120 days of the end of its fiscal year file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Exhibit No.	Description of Exhibit

* 3.1	Articles of Incorporation
* 3.2	Bylaws
* 10.1	1997 Stock Option Plan and Form of Certificate**
* 10.4	Form of Stock Purchase Warrant
13.1	2001 Annual Report to Shareholders
21.1	Subsidiaries of the Registrant

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2001.

**	Represents a management contract of compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

     Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARPON COAST BANCORP, INC.

Date: March 11, 2002	By:	-s- Lewis S. Albert Lewis S. Albert, Chairman of the Board and Chief Executive Officer

Date: March 11, 2002	By:	-s- George E. Cline George E. Cline, Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

-s- Lewis S. Albert Lewis S. Albert	Chairman of the Board and Chief Executive Officer	March 11, 2002

-s- Todd H. Katz Todd H. Katz	Vice-Chairman and President	March 11, 2002

-s- Mark O. Asperilla M.D. Mark O. Asperilla, M.D.	Director	March 11, 2002

-s- James R. Baker James R. Baker	Director	March 11, 2002

-s- Billie A. Barger Billie A. Barger	Director	March 11, 2002

-s- James C. Brown James C. Brown	Director	March 11, 2002

-s- Gerald P. Flagel Gerald P. Flagel	Director	March 11, 2002

-s- Gina D. Hahn Gina D. Hahn	Director	March 11, 2002

-s- Larry A. Tenbusch Larry A. Tenbusch	Director	March 11, 2002