Form 10QSB
period 2002-03-31
TARPON COAST BANCORP INC
filed 2002-05-08
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM TO

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0772718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1490 Tamiami Trail
Port Charlotte, FL 33948

(Address of principal executive offices)

941-629-8111

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒       No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of March 31, 2002

Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format:     Yes   ☐       No   ☒

TARPON COAST BANCORP, INC.

PART I – FINANCIAL INFORMATION

     Item 1. Financial Statements

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and due from banks	$7,061,690	$5,666,844
Federal funds sold	7,425,000	10,150,000

Total cash and cash equivalents	14,486,690	15,816,844
Securities available for sale	17,522,306	18,655,222
Loans	61,333,162	55,667,184
Less allowance for loan losses	(815,125)	(802,725)

Net loans	60,518,037	54,864,459
Premises and equipment, net	5,000,472	5,093,499
Accrued interest & other assets	1,107,375	944,161

Total assets	$98,634,880	$95,374,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$12,328,742	$12,262,950
Interest bearing	75,967,298	72,554,294

Total deposits	88,296,040	84,817,244
Customer Repurchase Agreements	1,605,688	1,653,728
Accrued interest & other liabilities	341,278	284,816

Total liabilities	90,243,006	86,755,788
Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	11,821	11,821
Additional paid-in capital	10,940,915	10,940,915
Deficit	(2,422,100)	(2,405,150)
Unrealized loss on securities available for sale	(138,762)	70,811

Total shareholders’ equity	8,391,874	8,618,397

Total liabilities and shareholders’ equity	$98,634,880	$95,374,185

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2002	2001

Interest income:
Interest and fees on loans	$1,095,135	$1,015,801
Interest on securities	284,476	171,638
Interest on federal funds sold	33,241	68,267

Total interest income	1,412,852	1,255,706
Interest expense:
Interest on deposits	542,108	586,526
Interest on repurchase agreements	3,944	37,456

Total interest expense	546,052	623,982

Net interest income	866,800	631,724
Provision for loan losses	69,000	69,000

Net interest income after provision for loan losses	797,800	562,724
Non-interest income	309,536	154,899
Non-interest expense:
Salaries and benefits	623,002	424,268
Occupancy and equipment expense	191,630	130,384
Other expense	309,654	204,777

Total non-interest expense	1,124,286	759,429

Net loss	(16,950)	(41,806)

Other comprehensive income (loss)	(209,573)	63,837

Comprehensive income (loss)	$(226,523)	$22,031

Net loss per share	$(0.01)	$(0.04)

Average shares outstanding	1,182,151	1,182,151

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(16,950)	$(41,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,683	73,257
Provision for loan losses	69,000	69,000
(Increase) Decrease in accrued interest and other assets	(5,338)	51,488
Increase (Decrease) in accrued interest and other liabilities	56,462	145,620

Total adjustments	221,807	339,365

Net cash provided by operating activities	204,857	297,559

Cash flows from investing activities:
Net increase in loans	(5,722,578)	(5,335,428)
Purchases of securities available for sale	(896,064)	(4,063,150)
Maturities of securities available for sale	1,661,531	4,153,737
Purchases of premises and equipment	(8,656)	(205,594)

Net cash used in investing activities	(4,965,767)	(5,450,435)

Cash flows from financing activities:
Increase in deposits	3,478,796	13,326,923
Decrease in customer repurchase agreements	(48,040)	(643,309)

Net cash provided by financing activities	3,430,756	12,683,614

Increase (Decrease) in cash and cash equivalents	(1,330,154)	7,530,738
Cash and cash equivalents, beginning of period	15,816,844	4,878,265

Cash and cash equivalents, end of period	$14,486,690	$12,409,003

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$552,501	$608,087

Unrealized increase (decrease) in fair value on securities available for sale	$(209,573)	$63,837

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION

Organization:

     Tarpon Coast Bancorp, Inc. (the “Company”) was incorporated under the laws of the state of Florida on August 7, 1997. Effective June 1, 1998, the Company’s new wholly owned subsidiary, Tarpon Coast National Bank (the “Bank”) received federal regulatory approval to commence its banking operations. Contemporaneously, the Company became a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Also effective June 1, 1998, the Bank received approval from the Federal Deposit Insurance Corporation (the “FDIC”) for deposit insurance. In 2000, the Company formed Tarpon Coast Financial Services, Inc. as a wholly owned subsidiary of the Bank for the purpose of selling insurance and investment products.

Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the period ended March 31, 2002:

Financial Condition

At March 31, 2002, the Company had approximately $88.3 million in deposits and $1.6 million in customer repurchase agreements as compared to $84.8 million and $1.7 million, respectively, at December 31, 2001. Stockholders equity comprised $8.4 million at March 31, 2002 and $8.6 million at December 31, 2001 reflecting a net loss for the period of $17,000 coupled with unrealized losses in the Company’s investment portfolio of $209,000.

At March 31, 2002, the Company used these funds to generate $61.3 million in loans outstanding ($55.7 million at December 31, 2001). At March 31, 2002 the Company also had approximately $12.9 million in unfunded loan commitments outstanding. At March 31, 2002 it held approximately $17.5 million ($18.6 million at December 31, 2001) in investment securities and carried $5 million ($5.1 million at December 31, 2001) in premises and equipment. The Company’s remaining liquidity at March 31, 2002, less current cash reserve requirements, was invested in overnight federal funds of $7.4 million ($10.1 million at December 31, 2001).

Results of Operations

For the three-month period ended March 31, 2002, the Company reported a net loss of $16,950, compared to $41,806 for the comparable period in 2001. Interest income for the three-month periods were $1,412,852 in 2002 and $1,255,706 in 2001 or a yield on average earning assets of 6.66% and 8.23%, respectively. Net interest income was $866,800 in 2002 and $631,724 in 2001 (net interest margins of 4.09% and 4.14%, respectively) after deducting interest expense of $546,052 in 2002 and $623,982 in 2001 or an average rate paid on interest-bearing funds of 2.89% and 4.90%, respectively. The rate variances between the comparable three-month periods of 2001 and 2000 impacted net interest income by approximately ($11,000) while the corresponding volume variance impacts were approximately $246,000.

As the Bank has limited historical loan loss experience, the provision for loan losses of $69,000 for the three-month period ended March 31, 2002 has been based principally on peer industry data of comparable commercial banks, adjusted to reflect the management’s assessment of the potential impacts of current economic conditions on the credit quality of the portfolio.

Non-interest income is comprised principally of service charges on deposit accounts, fees on residential lending secondary market activities and fees and commissions from the sale of investment products. Non-interest income aggregated $309,536 and $154,899 for the three-month periods ended March 31, 2002 and 2001, respectively.

Amounts for the three-month periods ended March 31, 2002 and 2001 include commission and fee income from the sales of insurance and investment products aggregating $111,000 and $49,000, respectively. The Bank expanded its residential lending secondary market activities in the forth quarter of 2001, which generated fee income of $113,000 for the first three months of 2002 compared with $41,000 for the corresponding period in 2001. The balance of the increase in non-interest income is generally consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $1,124,286 and $759,429, comprised principally of salaries and benefits ($623,002 in 2002 and $424,269 in 2001) and occupancy costs ($191,630 in 2002 and $130,384 in 2001). At March 31, 2002, the Company had 49 employees and three full-service banking facilities compared to 33 employees and two full-service facilities a year earlier.

The expansion in facilities and personnel is in accordance with the Company’s strategic growth and expansion initiative, which is designed to fully leverage the Company’s capital position and attain critical mass. Incremental losses associated with this expansion during the three-month period ended March 31, 2002 aggregated $118,000. Additional incremental losses associated with the Company’s expansion activities may impact and extend losses until such time as the Bank can generate volumes of loans and deposits, and other fee generating services, sufficient to cover these additional costs.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     During the first quarter, there were no matters submitted to a vote of security holders.

Item 6. Exhibits and Reports on Form 8-K

1. Exhibits

     None.

2. Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 29, 2002	/s/ George E. Cline, III

George E. Cline, III Chief Financial Officer

Date: April 29, 2002	/s/ Lewis S. Albert

Lewis S. Albert Chief Executive Officer