Form 10QSB
period 2002-06-30
TARPON COAST BANCORP INC
filed 2002-08-09
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM TO

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0772718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of June 30, 2002

Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

TARPON COAST BANCORP, INC.

PART I — FINANCIAL INFORMATION

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and due from banks	$4,663,815	$5,666,844
Federal funds sold	6,950,000	10,150,000

Total cash and cash equivalents	11,613,815	15,816,844
Securities available for sale	16,126,242	18,655,222
Loans	66,012,207	55,667,184
Less allowance for loan losses	(859,344)	(802,725)

Net loans	65,152,863	54,864,459
Premises and equipment, net	4,964,834	5,093,499
Accrued interest & other assets	1,027,913	944,161

Total assets	$98,885,667	$95,374,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$11,589,784	$12,262,950
Interest bearing	75,740,921	72,554,294

Total deposits	87,330,705	84,817,244
Customer Repurchase Agreements	2,270,255	1,653,728
Accrued interest & other liabilities	611,205	284,816

Total liabilities	90,212,165	86,755,788
Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	11,821	11,821
Additional paid-in capital	10,940,915	10,940,915
Deficit	(2,396,732)	(2,405,150)
Unrealized loss on securities available for sale	117,498	70,811

Total shareholders’ equity	8,673,502	8,618,397

Total liabilities and shareholders’ equity	$98,885,667	$95,374,185

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,

	2002	2001

Interest income:
Interest and fees on loans	$1,157,640	$1,104,062
Interest on securities	266,694	161,948
Interest on federal funds sold	29,758	82,244

Total interest income	1,454,092	1,348,254
Interest expense:
Interest on deposits	504,121	605,818
Interest on repurchase agreements	4,962	28,541

Total interest expense	509,083	634,359

Net interest income	945,009	713,895
Provision for loan losses	50,000	63,000

Net interest income after provision for loan losses	895,009	650,895
Non-interest income	375,753	203,067
Non-interest expense:
Salaries and benefits	703,823	479,323
Occupancy and equipment expense	201,635	133,339
Other expense	339,936	230,890

Total non-interest expense	1,245,394	843,552

Net income	25,368	10,410

Other comprehensive income (loss)	256,260	(5,134)

Comprehensive income	$281,628	$5,276

Basic and diluted net income per share	$0.02	$0.01

Average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,188,651	1,188,651

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,

	2002	2001

Interest income:
Interest and fees on loans	$2,252,775	$2,119,863
Interest on securities	551,170	333,586
Interest on federal funds sold	62,999	150,511

Total interest income	2,866,944	2,603,960
Interest expense:
Interest on deposits	1,046,229	1,192,344
Interest on repurchase agreements	8,906	65,997

Total interest expense	1,055,135	1,258,341

Net interest income	1,811,809	1,345,619
Provision for loan losses	119,000	132,000

Net interest income after provision for loan losses	1,692,809	1,213,619
Non-interest income	685,289	357,966
Non-interest expense:
Salaries and benefits	1,326,825	903,591
Occupancy and equipment expense	393,265	263,723
Other expense	649,590	435,667

Total non-interest expense	2,369,680	1,602,981

Net income (loss)	8,418	(31,396)

Other comprehensive income	46,687	58,703

Comprehensive income	$55,105	$27,307

Basic and diluted net income (loss) per share	$0.01	$(0.03)

Average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,188,651	1,182,151

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$8,418	$(31,396)
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Depreciation	199,168	146,104
Provision for loan losses	119,000	132,000
(Increase) Decrease in accrued interest and other assets	(57,889)	1,154
Increase (Decrease) in accrued interest and other liabilities	326,389	324,909

Total adjustments	586,668	604,167

Net cash provided by operating activities	595,086	572,771

Cash flows from investing activities:
Net increase in loans	(10,407,404)	(8,667,700)
Purchases of securities available for sale	(2,297,428)	(7,068,697)
Maturities of securities available for sale	4,847,232	6,722,305
Purchases of premises and equipment	(70,503)	(643,647)

Net cash used in investing activities	(7,928,103)	(9,657,739)
Cash flows from financing activities:
Increase in deposits	2,513,461	17,175,747
Decrease in customer repurchase agreements	616,527	(904,460)

Net cash provided by financing activities	3,129,988	16,271,287

Increase (Decrease) in cash and cash equivalents	(4,203,029)	7,186,319
Cash and cash equivalents, beginning of period	15,816,844	4,878,265

Cash and cash equivalents, end of period	$11,613,815	$12,064,584

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,072,417	$1,240,451

Unrealized increase (decrease) in fair value on securities available for sale	$46,687	$58,703

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the period ended June 30, 2002:

Financial Condition

At June 30, 2002, the Company had approximately $87.3 million in deposits and $2.3 million in customer repurchase agreements as compared to $84.8 million and $1.7 million, respectively, at December 31, 2001. Stockholders’ equity comprised $8.7 million at June 30, 2002 and $8.6 million at December 31, 2001.

At June 30, 2002, the Company used these funds to generate $65.1 million in net loans ($54.8 million at December 31, 2001) and approximately $16.2 million in unfunded loan commitments. At June 30, 2002 it also held approximately $16.1 million ($18.6 million at December 31, 2001) in investment securities. At June 30, 2002, the Company had $5.0 million ($5.1 million at December 31, 2001) in premises and equipment. The Company’s remaining liquidity at June 30, 2002, less current cash reserve requirements was invested in overnight federal funds of $6.9 million ($10.1 million at December 31, 2001).

Results of Operations

For the three-month period ended June 30, 2002, the Company reported net income of $25,368, compared to net income of $10,410 for the comparable period in 2001. Interest income for the three-month period was $1,454,092 in 2002 and $1,348,254 in 2001 or a yield on average earning assets of 6.71% and 7.95%, respectively. Net interest income was $945,009 in 2002 and $713,895 in 2001 (net interest margins of 4.36% and 4.21%, respectively) after deducting interest expense of $509,083 in 2002 and $634,359 in 2001 or an average rate paid on interest-bearing funds of 2.66% and 4.42%, respectively. Rate variances between the comparable three-month periods of 2002 and 2001 contributed approximately $36,000 to net interest income while corresponding volume variances contributed approximately $195,000.

For the six-month period ended June 30, 2002, the Company reported net income of $8,418, compared to a net loss of $31,396 for the comparable period in 2001. Interest income for the six-month period was $2,866,944 in 2002 and $2,603,960 in 2001 or a yield on average earning assets of 6.68% and 8.06%, respectively. Net interest income was $1,811,809 in 2002 and $1,345,619 in 2001 (net interest margins of 4.22% and 4.16%, respectively) after deducting interest expense of $1,055,135 in 2002 and $1,258,341 in 2001 or an average rate paid on interest-bearing funds of 2.77% and 4.65%, respectively. Rate variances between the comparable six-month periods of 2002 and 2001 contributed approximately $25,000 to net interest income while corresponding volume variances contributed approximately $441,000.

The declines in yields earned on interest-earning assets and paid on interest-bearing funds were primarily driven by the aggressive rate cutting posture maintained by the Federal Reserve since this time last year. Net interest margins experienced modest improvements over the corresponding periods of a year ago as the Bank generated larger gains in rates paid on interest-bearing funds than those given up on interest-earning assets.

Because the Bank is still maturing and continues to develop its own historical loan loss experience, the provision for loan losses of $50,000 and $119,000 for the three-month and six-month periods ended June 30, 2002, respectively, has been based principally on peer industry data of comparably sized and positioned commercial banks, adjusted to reflect management’s assessment of the potential impacts of current economic conditions on the credit quality of the portfolio.

Non-interest income is comprised principally of service charges on deposit accounts, fees and commissions from the sale of investment products and fees on residential lending secondary market activities. Non-interest income aggregated $375,753 and $203,067 for the three-month periods ended June 30, 2002 and 2001, respectively, and $685,289 and $357,966 for the comparable six-month periods. Amounts for the three-month periods ended June 30, 2002 and 2001 include commission and fee income from the sales of insurance and investment products aggregating $141,000 and $91,000, respectively, and $252,000 and $140,000 for the comparable six-month periods. The Bank expanded its residential lending secondary market activities in the forth quarter of 2000, which generated fee income of $144,000 and $257,000 for the three and six-month periods ending June 30, 2002 compared with $50,000 and $91,000 for the corresponding periods in 2001. The balance of the increase in non-interest income is generally consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $1,245,394 and $843,552, comprised principally of salaries and benefits ($703,823 in 2002 and $479,323 in 2001) and occupancy costs ($201,635 in 2002 and $133,339 in 2001). For the comparable six-month periods ended June 30, 2002 and 2001, non-interest expenses were $2,369,680 and $1,602,981, respectively, comprised principally of salaries and benefits ($1,326,825 in 2002 and $903,591 in 2001) and occupancy costs ($393,265 in 2002 and $263,723 in 2001). At June 30, 2002, the Company had 49 employees compared to 38 employees a year earlier. During 2002 the Company occupied three full-service banking facilities and a residential lending office while in 2001 it operated only from two full-service banking facilities.

The expansion in facilities and personnel is in accordance with the Company’s growth and expansion initiative, which is designed to fully leverage the Company’s capital position and attain critical mass. Incremental net expenses associated with this expansion during the three and six-month periods ended June 30, 2002 aggregated $54,000 and $172,000, respectively. Additional incremental net expenses associated with the Company’s expansion activities may adversely impact earnings until such time as the Bank can generate volumes of loans and deposits, and other fee generating services, sufficient to cover these additional expenses.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On April 22, 2002, the Company held its annual meeting of shareholders during which Lewis S. Albert, Chairman and Chief Executive Officer of the Company, Mark O. Asperilla and Gerald P. Flagel were re-elected to the Company’s Board of Directors to serve three-year terms. 1,048,359 or 88.7% of shares entitled to vote were cast in favor of the measure for Messrs. Albert and Asperilla with 90,263 or 7.6% dissenting, while 1,043,359 (88.2%) were cast in favor for Mr. Flagel with 95,236 (8.1%) dissenting. In addition to Messrs. Albert, Asperilla and Flagel, the following individuals serve as continuing directors until their respective terms expire: James R. Baker, Billie A. Barger, James C. Brown, Gina D. Hahn, Todd H. Katz, Vice Chairman and President, and Larry A. Tenbusch. There were no other matters submitted to a vote of security holders during the second quarter of 2002.

Item 6. Exhibits and Reports on Form 8-K

1. Exhibits

     None.

2. Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2002.

CERTIFICATION

Each of the undersigned hereby certify, to such officer's knowledge, that this report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 5, 2002	/s/ George E. Cline, III

George E. Cline, III Chief Financial Officer

Date: August 5, 2002	/s/ Lewis S. Albert

Lewis S. Albert Chief Executive Officer

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 5, 2002	/s/ George E. Cline, III

George E. Cline, III Chief Financial Officer

Date: August 5, 2002	/s/ Lewis S. Albert

Lewis S. Albert Chief Executive Officer