Form 10QSB
period 2002-09-30
TARPON COAST BANCORP INC
filed 2002-11-06
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM TO

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0772718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of September 30, 2002

Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format:      Yes [   ]      No [X]

TARPON COAST BANCORP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and due from banks	$5,564,272	$5,666,844
Federal funds sold	6,850,000	10,150,000

Total cash and cash equivalents	12,414,272	15,816,844
Securities available for sale	14,844,869	18,655,222
Loans	69,419,400	55,667,184
Less allowance for loan losses	(909,302)	(802,725)

Net loans	68,510,098	54,864,459
Premises and equipment, net	4,916,740	5,093,499
Accrued interest & other assets	979,299	944,161

Total assets	$101,665,278	$95,374,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$13,035,215	$12,262,950
Interest bearing	77,378,458	72,554,294

Total deposits	90,413,673	84,817,244
Customer Repurchase Agreements	1,724,448	1,653,728
Accrued interest & other liabilities	789,126	284,816

Total liabilities	92,927,247	86,755,788

Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	11,821	11,821
Additional paid-in capital	10,940,915	10,940,915
Deficit	(2,380,233)	(2,405,150)
Unrealized gain on securities available for sale	165,528	70,811

Total shareholders’ equity	8,738,031	8,618,397

Total liabilities and shareholders’ equity	$101,665,278	$95,374,185

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,

	2002	2001

Interest income:
Interest and fees on loans	$1,226,294	$1,124,542
Interest on securities	232,640	177,874
Interest on federal funds sold	30,457	72,720

Total interest income	1,489,391	1,375,136
Interest expense:
Interest on deposits	499,726	675,191
Interest on repurchase agreements	4,506	13,237

Total interest expense	504,232	688,428

Net interest income	985,159	686,708
Provision for loan losses	43,200	15,000

Net interest income after provision for loan losses	941,959	671,708

Non-interest income	371,248	201,010
Non-interest expense:
Salaries and benefits	726,670	545,628
Occupancy and equipment expense	211,900	168,866
Other expense	358,138	257,116

Total non-interest expense	1,296,708	971,610

Net income (loss)	16,499	(98,892)

Other comprehensive income	48,030	91,034

Comprehensive income (loss)	$64,529	$(7,858)

Basic and diluted income (loss) per share	$0.01	$(0.08)

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,182,955	1,182,151

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,

	2002	2001

Interest income:
Interest and fees on loans	$3,479,069	$3,244,405
Interest on securities	783,810	511,460
Interest on federal funds sold	93,456	223,231

Total interest income	4,356,335	3,979,096
Interest expense:
Interest on deposits	1,545,955	1,867,535
Interest on repurchase agreements	13,412	79,234

Total interest expense	1,559,367	1,946,769

Net interest income	2,796,968	2,032,327
Provision for loan losses	162,200	147,000

Net interest income after
provision for loan losses	2,634,768	1,885,327
Non-interest income	1,056,537	558,976
Non-interest expense:
Salaries and benefits	2,053,495	1,449,219
Occupancy and equipment expense	605,165	432,589
Other expense	1,007,728	692,783

Total non-interest expense	3,666,388	2,574,591

Net income (loss)	24,917	(130,288)

Other comprehensive income	94,717	149,737

Comprehensive income	$119,634	$19,449

Basic and diluted income (loss) per share	$0.02	$(0.11)

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,182,955	1,182,151

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$24,917	$(130,288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	302,281	231,033
Provision for loan losses	162,200	147,000
Decrease (Increase) in accrued interest and other assets	(34,017)	(26,495)
Increase (Decrease) in accrued interest and other liabilities	504,310	319,135

Total adjustments	934,774	670,673

Net cash provided by operating activities	959,691	540,385

Cash flows from investing activities:
Net increase in loans	(13,807,839)	(9,896,705)
Purchases of securities available for sale	(3,314,928)	(11,604,093)
Maturities of securities available for sale	7,218,877	8,007,698
Purchases of premises and equipment	(125,522)	(1,040,407)

Net cash used in investing activities	(10,029,412)	(14,533,507)

Cash flows from financing activities:
Increase in deposits	5,596,429	27,121,500
Increase (Decrease) in customer repurchase agreements	70,720	(2,236,495)

Net cash provided by financing activities	5,667,149	24,885,005

(Decrease) Increase in cash and cash equivalents	(3,402,572)	10,891,883
Cash and cash equivalents, beginning of period	15,816,844	4,878,265

Cash and cash equivalents, end of period	$12,414,272	$15,770,148

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,576,694	$1,924,971

Unrealized increase in fair value of securities available for sale	$94,717	$149,737

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION

Organization:

     Tarpon Coast Bancorp, Inc. (the “Company”) was incorporated under the laws of the state of Florida on August 7, 1997. Effective June 1, 1998, the Company’s wholly owned subsidiary, Tarpon Coast National Bank (the “Bank”) received federal regulatory approval to commence its banking operations. Contemporaneously, the Company became a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Also effective June 1, 1998, the Bank received approval from the Federal Deposit Insurance Corporation (the “FDIC”) for deposit insurance. In 2000, the Company formed Tarpon Coast Financial Services, Inc. as a wholly owned subsidiary of the Bank for the purpose of selling insurance and investment products.

Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the periods ended September 30, 2002 and 2001:

Financial Condition

At September 30, 2002, the Company had approximately $90.4 million in deposits and $1.7 million in customer repurchase agreements as compared to $84.8 million and $1.6 million, respectively, at December 31, 2001. Shareholders’ equity comprised $8.7 million at September 30, 2002 and $8.6 million at December 31, 2001.

At September 30, 2002, the Company used these funds to generate $68.5 million in net loans outstanding ($54.8 million at December 31, 2001) and approximately $16.4 million in unfunded loan commitments. At September 30, 2002 it also held approximately $14.8 million ($18.6 million at December 31, 2001) in investment securities. At September 30, 2002, the Company had $4.9 million ($ 5.1 million at December 31, 2001) in premises and equipment. The Company’s remaining liquidity at September 30, 2002, less current cash reserve requirements was invested in overnight federal funds of $6.8 million ($10.1 million at December 31, 2001).

Results of Operations

For the three-month period ended September 30, 2002, the Company reported net income of $16,499, compared to a net loss of $98,892 for the comparable period in 2001. Interest income for the three-month period was $1,489,391 in 2002 and $1,375,136 in 2001 or a yield on average earning assets of 6.69% and 7.50%, respectively. Net interest income was $985,159 in 2002 and $686,708 in 2001 (net interest margins of 4.42% and 3.75%, respectively) after deducting interest expense of $504,232 in 2002 and $688,708 in 2001 or an average rate paid on interest-bearing funds of 2.52% and 4.33%, respectively. Rate variances between the comparable three-month periods of 2002 and 2001 increased net interest income approximately $151,000 while corresponding volume variances contributed approximately $147,000.

For the nine-month period ended September 30, 2002, the Company reported net income of $24,917, compared to a net loss of $130,288 for the comparable period in 2001. Interest income for the nine-month period was $4,356,335 in 2002 and $3,979,096 in 2001 or a yield on average earning assets of 6.71% and 7.86%, respectively. Net interest income was $2,796,968 in 2002 and $2,032,327 in 2001 (net interest margins of 4.31% and 4.01%, respectively) after deducting interest expense of $1,559,367 in 2002 and $1,946,769 in 2001 or an average rate paid on interest-bearing funds of 2.65% and 4.51%, respectively. Rate variances between the comparable nine-month periods of 2002 and 2001 increased net interest income by approximately $192,000 while corresponding volume variances contributed approximately $573,000.

The declines in yields earned on interest-earning assets and paid on interest-bearing funds were primarily driven by the aggressive rate cutting posture maintained by the Federal Reserve since this time last year. Net interest margins experienced improvements over the corresponding periods of a year ago as the Bank generated larger gains in rates paid on interest-bearing funds than those given up on interest-earning assets.

Because the Bank is still maturing and continues to develop its own historical loan loss experience, the provision for loan losses of $43,200 and $162,200 for the three-month and nine-month periods ended September 30, 2002, respectively, has been based principally on peer industry data of comparably sized and positioned commercial banks, adjusted to reflect management’s assessment of the potential impacts of current economic conditions on the credit quality of the portfolio.

Non-interest income is comprised principally of service charges on deposit accounts, fees and commissions from the sale of insurance and investment products, and fees on residential lending secondary market activities. Non-interest income aggregated $371,248 and $201,010 for the three-month periods ended September 30, 2002 and 2001, respectively, and $1,056,537 and $558,976 for the comparable nine-month periods. Amounts for the three-month periods ended September 30, 2002 and 2001 include commission and fee income from the sales of insurance and investment products aggregating $130,000 and $67,000, respectively, and $382,000 and $207,000 for the comparable nine-month periods. The Bank expanded its residential lending secondary market activities in the fourth quarter of 2000, which generated fee income of $154,000 and $411,000 for the three and nine-month periods ending September 30, 2002 compared with $58,000 and $149,000 for the corresponding periods in 2001. The balance of the increase in non-interest income is generally consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $1,296,708 and $971,610, comprised principally of salaries and benefits ($726,670 in 2002 and $545,628 in 2001) and occupancy costs ($211,900 in 2002 and $168,866 in 2001). For the comparable nine-month periods ended September 30, 2002 and 2001, non-interest expenses were $3,666,388 and $2,574,591, respectively, comprised principally of salaries and benefits ($2,053,495 in 2002 and $1,449,219 in 2001) and occupancy costs ($605,165 in 2002 and $432,589 in 2001). At September 30, 2002, the Company had 53 employees compared to 41 employees a year earlier. The Company took occupancy of its third full-service banking facility in August 2001, previously operating from two offices since adding its second full-service facility in April 2000.

The expansion in facilities and personnel is in accordance with the Company’s strategic growth and expansion initiative that is designed to fully leverage the Company’s capital position and attain critical mass. Additional incremental expenditures associated with the Company’s expansion activities may have the effect of limiting the Company’s profitability until such time as the Bank can generate volumes of loans and deposits, and other fee generating services, sufficient to cover these additional costs.

Item 3. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer, President, and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in Internal Controls. The Company made no significant changes in its internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer, President, and Chief Financial Officer.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

1. Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

2. Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 4, 2002	/s/ George E. Cline, III

George E. Cline, III Chief Financial Officer

Date: November 4, 2002	/s/ Todd H. Katz

Todd H. Katz President

Date: November 4, 2002	/s/ Lewis S. Albert

Lewis S. Albert Chief Executive Officer

CERTIFICATIONS

I, Lewis S. Albert, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Tarpon Coast Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	/s/ Lewis S. Albert

Lewis S. Albert Chief Executive Officer

CERTIFICATIONS

I, Todd H. Katz, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Tarpon Coast Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	/s/ Todd H. Katz

Todd H. Katz President

CERTIFICATIONS

I, George E. Cline, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Tarpon Coast Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	/s/ George E. Cline

George E. Cline Chief Financial Officer