Form 10KSB
period 2002-12-31
TARPON COAST BANCORP INC
filed 2003-03-18
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      [X]

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes   [   ]      No   [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on December 31, 2002 was $8,127,349. As of such date no organized trading market existed for the common stock of the registrant. The aggregate market value is based upon the $7.57 book value per share of the common stock of the registrant at December 31, 2002. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company’s common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer’s common stock, as of December 31, 2002: 1,182,151 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2002 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7, and 8 of Part II of this report. Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2003 is incorporated by reference in answer to Items 9 through 12 of Part III of this report.

PART I
PART II
PART III
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATION
Lewis Albert Employment Agreement
Todd H. Katz Employment Agreement
2002 Annual Report
Subsidiaries
CEO Certification
President Certification
CFO Certification

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

     The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2002 and 2001. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:

	Year Ended December 31,

	2002	2001

Assets
Cash and Due from Banks	$5,355,210	$3,630,916

Federal Funds Sold	6,943,214	8,545,342
Taxable Securities	16,531,810	11,998,647
Net Loans	64,146,497	50,886,497

Total Earning Assets	87,621,521	71,430,486

Other Assets	5,611,935	5,248,544

Total Assets	$98,588,666	$80,309,946

Liabilities and Stockholders’ Equity
Non-Interest Bearing Deposits	$11,952,580	$9,375,489
Savings Deposits	14,471,160	10,066,143
Time Deposits	29,596,032	26,349,973
Other Interest Bearing Deposits	31,249,936	22,392,405
Other Borrowings	1,856,922	2,750,504
Other Liabilities	572,141	411,680

Total Liabilities	89,698,771	71,346,194
Stockholders’ Equity	8,889,895	8,963,752

Total Liabilities and Stockholders’ Equity	$98,588,666	$80,309,946

     The following is an analysis of the net interest earnings of the Company for the years ended December 31, 2002 and 2001 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities.

2002

	Average Amount	Interest Earned	Average Yield	Net Yield

Assets
Investment Securities	$16,531,810	$978,968	5.92%
Federal Funds Sold	6,943,214	112,379	1.62%
Net Loans	64,146,497	4,732,100	7.38%

Total Earning Assets	$87,621,521	$5,823,447	6.65%	4.34%

	Average Amount	Interest Paid	Average Yield

Liabilities
Savings Deposits	$14,471,160	$292,909	2.02%
Time Deposits	29,596,032	1,175,760	3.97%
Other Interest Bearing Deposits	31,249,936	533,784	1.71%
Other Borrowings	1,856,922	17,233	0.93%

Total Interest Bearing Liabilities	$77,174,050	$2,019,686	2.62%

2001

	Average Amount	Interest Earned	Average Yield	Net Yield

Assets
Investment Securities	$11,998,647	$749,249	6.24%
Federal Funds Sold	8,545,342	292,149	3.42%
Net Loans	50,886,497	4,356,403	8.56%

Total Earning Assets	$71,430,486	$5,397,801	7.56%	3.96%

	Average Amount	Interest Paid	Average Yield

Liabilities
Savings Deposits	$10,066,143	$333,961	3.32%
Time Deposits	26,349,973	1,464,012	5.56%
Other Interest Bearing Deposits	22,392,405	685,899	3.06%
Other Borrowings	2,750,504	85,854	3.12%

Total Interest Bearing Liabilities	$61,559,025	$2,569,726	4.17%

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

	Year Ended December 31,
	2002 Compared to 2001
	Increase (Decrease) Due to

	Volume	Rate	Change

Interest earned on:
Investment securities	$283,071	($53,352)	$229,719
Federal funds sold	(54,774)	(124,996)	(179,770)
Net loans	1,135,191	(759,494)	375,697

Total interest income	1,363,488	(937,842)	425,646

Interest paid on:
Savings deposits	146,144	(187,196)	(41,052)
Other deposits	533,860	(974,227)	(440,367)
Borrowings	(27,892)	(40,729)	(68,621)

Total interest expense	652,112	(1,202,152)	(550,040)

Change in net interest income	$711,376	$264,310	$975,686

	Year Ended December 31,
	2001 Compared to 2000
	Increase (Decrease) Due to

	Volume	Rate	Change

Interest earned on:
Investment securities	$128,263	$7,700	$135,963
Federal funds sold	379,605	(253,991)	125,614
Net loans	1,441,113	(32,351)	1,408,762

Total interest income	1,948,981	(278,642)	1,670,339

Interest paid on:
Savings deposits	75,739	(62,419)	13,320
Other deposits	1,120,923	(160,496)	960,427
Borrowings	(86,844)	(60,028)	(146,872)

Total interest expense	1,109,818	(282,943)	826,875

Change in net interest income	$839,163	$4,301	$843,464

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

     The Company has a correspondent relationship with the Independent Bankers’ Bank of Florida (“IBBF”), whereby the Company solicits the sale and purchase of loan participations. Participations purchased from IBBF, if any, are entered into using the same underwriting criteria that would be applied if the Company had originated the loan. This would include credit and collateral analyses and maintenance of a complete credit file on each purchased participation that is consistent with the credit files maintained by the Company on its own customers.

The following is an analysis of maturities of loans as of December 31, 2002:

	Due in	Due in	Due After
Type of Loan	1 year or less	1 to 5 years	5 years	Total

Commercial, financial and agricultural	$1,446,000	$3,495,000	$663,000	$5,604,000
Commercial real estate	3,707,000	12,328,000	17,509,000	33,544,000
Residential real estate	1,599,000	1,166,000	20,642,000	23,407,000
Consumer loans	1,010,000	6,104,000	2,351,000	9,465,000

Total	$7,762,000	$23,093,000	$41,165,000	$72,020,000

     The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans at December 31, 2002 and 2001.

	December 31,

	2002	2001

Type of Loan
Commercial, financial and agricultural	$5,604,000	$4,989,000
Commercial real estate	33,544,000	24,832,000
Residential real estate	23,407,000	21,695,000
Consumer loans	9,465,000	4,151,000

Subtotal	72,020,000	55,667,000
Allowance for possible loan losses	916,000	803,000

Net loans	$71,104,000	$54,864,000

     All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

     At December 31, 2002, the amount of loans due after one year with predetermined interest rates totaled approximately $30,814,000 while the amount of loans due after one year with floating interest rates totaled approximately $33,351,000.

     Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

     At December 31, 2002, the Company had $811,000 in non-accruing loans, comprised of one commercial real estate relationship aggregating $719,000, one residential loan for $78,000 and one vehicle loan for $14,000. During 2002, the aggregate amount of interest income that would have been recorded had these loans been accruing interest was $73,430, while amounts recorded as interest income on these loans aggregated $1,668 for the year. At December 31, 2001, the Company had no other loans contractually past due 90 or more days and had no loans that represented troubled debt restructurings. At December 31, 2001, the Company had $908,000 in non-accruing loans. Otherwise, at December 31, 2002 and 2001, there were no other loans which were accounted for on a non-accrual basis, no loans accruing interest which were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt restructurings.

Summary of Loan Loss Experience

     An analysis of the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 2002 and 2001.

	2002	2001

Type of Loan
Balance at beginning of period	$802,725	$545,932

Charge-offs:
Consumer	79,261	22,615
Commercial	68,097	112,495
Residential	0	0
Recoveries:
Consumer	11,691	7,903
Commercial	23,252	0
Residential	0	0

Net charge-offs	112,415	127,207
Provision for losses charged to operations	225,200	384,000

Balance at end of period	$915,510	$802,725

Asset Quality Ratios:

	2002		2001

Net charge-offs during the period to average loans outstanding during the period	0.17%		0.25%
Allowance for loan losses to total loans	1.27%		1.44%
Allowance for loan losses to non-performing loans	1.13	X	0.88	X
Non-performing loans to total loans	1.13%		1.63%
Non-performing assets to total assets	0.82%		0.95%

At December 31, 2002 and 2001 the allowance for possible loan losses was generally allocated as follows:

	2002		2001

		Percent of		Percent of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$283,000	7.8%	$275,000	9.0%
Commercial real estate	373,000	46.6%	355,000	46.2%
Residential real estate	112,000	32.5%	80,000	37.9%
Consumer	147,000	13.1%	93,000	6.9%

Total	$915,000	100.0%	$803,000	100.0%

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

The following table presents, at December 31, 2002 and 2001, the carrying value of the Company’s investments:

	December 31,

	2002	2001

Investment Category
Obligations of U.S. Treasury and other U.S. Government Agencies	$13,140,784	$17,549,648
State and political subdivisions	0	0
Other securities	496,850	1,105,574

Total	$13,637,634	$18,655,222

     The following table indicates the respective maturities and weighted average yields of securities available for sale as of December 31, 2002:

	Amount	Weighted Average Yield

Obligations of U.S. Treasury and other U.S. Government Agencies:
0 - 1 Yr	$5,112,059	6.12%
1 - 5 Yrs	6,261,343	5.38%
5 - 10 Yrs	1,767,382	5.30%
Other securities:
1 - 5 Yrs	496,850	6.19%

Total	$13,637,634	5.68%

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

     The following table presents, for the years ended December 31, 2002 and 2001, the average amount of and average rate paid on each of the following deposit categories.

	Average Amount		Average Rate Paid

	2002	2001	2002	2001

Deposit Category
Non interest-bearing demand deposits	$11,952,580	$69,375,489	N/A	N/A
Savings deposits	$14,471,160	$10,166,143	2.02%	3.32%
Time deposits	$29,596,032	$26,349,973	3.97%	5.56%
Other interest bearing deposits	$31,249,936	$22,392,405	1.71%	3.06%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2002:

Time Certificates
Of Deposits

3 months of less	$996,000
4 – 6 months	1,819,000
7 –12 months	2,759,000
Over 12 months	1,559,000

Total	$7,133,000

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001

Return on Average Assets	0.27%	(0.43)%
Return on Average Equity	2.96%	(3.88)%
Average Equity to Average Assets Ratio	9.02%	11.16%

Short-term Borrowings

The Banks enter into various arrangements with customers to sell securities under agreements to repurchase (“Repurchase Agreements”). The Repurchase Agreements have been accounted for as short-term borrowings with the obligation to repurchase the securities reflected as a non-deposit interest-bearing liability. Amounts pertaining to Repurchase Agreements for the years ended December 31, 2002 and 2001 were as follows:

	2002		2001

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Balances at End of Year	$808,780	0.86%	$1,653,728	1.04%
Maximum Outstanding During the Year	$2,441,043	—	$5,041,694	—
Average Balance for the Year	$1,856,922	0.93%	$2,750,504	3.12%

For the years ended December 31, 2002 and 2001, the Company had no other category of borrowing, for which the average balances outstanding during each year amounted to 30% or more of stockholders’ equity at the end of each respective period.

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

Employees

     At December 31, 2002, the Company employed 51 persons full-time and 2 persons part-time, including 11 officers. The Company will hire additional persons as needed on a full-time and part-time basis to support its growth objectives.

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

     Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law transitions the repeal of the exemption that banks were afforded from the definition of “broker”, and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiary of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

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

     The FDIC Improvement Act of 1991 (“FDICIA”) enacted a number of provisions addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. Periodic full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

     Transactions with Affiliates. There are various legal restrictions on the extent to which the Company and any non-bank subsidiaries can borrow or otherwise obtain credit from the Bank. There also are legal restrictions on the Bank’s purchase of or investments in the securities of and purchases of assets from the Company and any of its non-bank subsidiaries, the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of the Company and any of its non-bank subsidiaries, the issuance of guarantees, acceptances, and letters of credit on behalf of the Company and any of its non-bank subsidiaries, and certain bank transactions with the Company and any of its non-bank subsidiaries, or with respect to which the Company and non-bank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank may not extend credit to the Company or to any other affiliate in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit transactions between the Bank and the Company or such other affiliates, and such transactions must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

     Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

     The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. These capital guidelines can affect the Company in several ways. After completion of this offering, the Company’s capital levels will be in excess of those required to be maintained by a “well capitalized” financial institution. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company’s capital position in a relatively short period of time, making an additional capital infusion necessary. At December 31, 2002 the Company met the capital ratios required to be maintained by well-capitalized institutions.

     Additionally, FDICIA requires, among other things, that (i) only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, “well capitalized” institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

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

     Bank Branching. Banks in Florida are permitted to branch statewide. Such branch banking by national banks, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see “Interstate Banking” below.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company (such as the Company) and the OCC before acquiring control of any national bank (such as the Bank). Upon receipt of such notice, the Federal Reserve or the OCC, as the case may be, may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

ITEM 2. PROPERTIES

     The Company currently conducts its banking operations through three banking offices; one that serves as the Company’s executive offices and also the main office of the Bank, located in the community of Port Charlotte, Charlotte County, Florida; one located in the City of North Port, Sarasota County, Florida; and one located in the community of Englewood, Sarasota County, Florida. The Company owns the land and premises of each of these facilities. The Company also leases commercial office space to house its mortgage center offices and its operations center.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter ended December 31, 2002 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is hereby incorporated by reference from the Company’s 2002 Annual Report to Shareholders, page 8. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 6 is hereby incorporated by reference from the Company’s 2002 Annual Report to Shareholders, pages 2-7. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 7 is hereby incorporated by reference from the Company’s 2002 Annual Report to Shareholders, pages 9-35. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

     Certain of the information required by Part III of Form 10-KSB is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A relating to the Company’s annual meeting of shareholders to be held in April 2003 (the “Proxy Statement”). The Company will within 120 days of the end of its fiscal year file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained in the sections captioned “Information About the Board of Directors and Its Committees,” “Executive Compensation and Benefits” and “Information on Benefit Plans and Policies” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the sections captioned “Directors” and “Management Stock Ownership” under “Election of Directors,” the Equity Compensation Plan Information table under “Executive Compensation and Benefits,” and the section captioned “Ownership of Equity Securities” in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section captioned “Certain Transactions” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description of Exhibit

*3.1	Articles of Incorporation

*3.2	Bylaws

*10.1	1997 Stock Option Plan and Form of Certificate**

10.2	Employment Agreement between the Company and Lewis S. Albert dated June 1, 2002**

10.3	Employment Agreement between the Company and Todd H. Katz dated June 1, 2002**

*10.4	Form of Stock Purchase Warrant

13.1	2002 Annual Report to Shareholders

21.1	Subsidiaries of the Registrant

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of President pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2002.

**	Represents a management contract of compensatory plan or arrangement required to be filed as an exhibit.

ITEM 14. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer, President, and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in Internal Controls. The Company made no significant changes in its internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer, President, and Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARPON COAST BANCORP, INC.

Date: March 17, 2003	By:	/s/ Lewis S. Albert

Lewis S. Albert,
Chairman of the Board and Chief Executive Officer

Date: March 17, 2003	By:	/s/ George E. Cline

George E. Cline,
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lewis S. Albert Lewis S. Albert	Chairman of the Board and Chief Executive Officer	March 17, 2003

/s/ Todd H. Katz Todd H. Katz	Vice-Chairman and President	March 17, 2003

/s/ Mark O. Asperilla M.D. Mark O. Asperilla, M.D.	Director	March 17, 2003

/s/ James R. Baker James R. Baker	Director	March 17, 2003

/s/ Billie A. Barger Billie A. Barger	Director	March 17, 2003

/s/ James C. Brown James C. Brown	Director	March 17, 2003

/s/ Gerald P. Flagel Gerald P. Flagel	Director	March 17, 2003

/s/ Gina D. Hahn Gina D. Hahn	Director	March 17, 2003

/s/ Larry A. Tenbusch	Director	March 17, 2003

CERTIFICATION

I, Lewis S. Albert, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Tarpon Coast Bancorp, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ Lewis S. Albert

Lewis S. Albert
Chief Executive Officer

CERTIFICATION

I, Todd H. Katz, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Tarpon Coast Bancorp, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ Todd H. Katz

Todd H. Katz
President

CERTIFICATION

I, George E. Cline, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Tarpon Coast Bancorp, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/ George E. Cline

George E. Cline
Chief Financial Officer