Form 10QSB
period 2003-03-31
TARPON COAST BANCORP INC
filed 2003-05-07
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM __________________ TO __________________

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0772718

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of March 31, 2003

Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format: Yes [  ] No [X]

TARPON COAST BANCORP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

ASSETS	(Unaudited)
Cash and due from banks	$7,530,132	$6,203,266
Federal funds sold	1,400,000	1,850,000

Total cash and cash equivalents	8,930,132	8,053,266
Securities available for sale	15,925,780	13,687,549
Loans	77,133,508	72,019,751
Less allowance for loan losses	(964,510)	(915,511)

Net loans	76,168,998	71,104,240
Premises and equipment, net	4,738,696	4,823,847
Accrued interest & other assets	1,404,601	1,094,947

Total assets	$107,168,207	$98,763,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$14,133,796	$13,426,918
Interest bearing	81,327,544	74,997,231

Total deposits	95,461,340	88,424,149
Customer Repurchase Agreements	2,535,903	808,780
Accrued interest & other liabilities	167,525	576,345

Total liabilities	98,164,768	89,809,274
Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	11,821	11,821
Additional paid-in capital	10,940,915	10,940,915
Deficit	(1,973,987)	(2,142,209)
Unrealized gain (loss) on securities available for sale	24,690	144,048

Total shareholders’ equity	9,003,439	8,954,575

Total liabilities and shareholders’ equity	$107,168,207	$98,763,849

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2003	2002

Interest income:
Interest and fees on loans	$1,251,797	$1,095,135
Interest on securities	187,174	284,476
Interest on federal funds sold	7,158	33,241

Total interest income	1,446,129	1,412,852
Interest expense:
Interest on deposits	420,694	542,108
Interest on repurchase agreements	3,256	3,944

Total interest expense	423,950	546,052

Net interest income	1,022,179	866,800
Provision for loan losses	49,000	69,000

Net interest income after provision for loan losses	973,179	797,800
Non-interest income	438,669	309,536
Non-interest expense:
Salaries and benefits	780,965	623,002
Occupancy and equipment expense	205,496	191,630
Other expense	339,165	309,654

Total non-interest expense	1,325,626	1,124,286

Income (loss) before income taxes	86,222	(16,950)
Income (taxes) benefit	82,000	—

Net income (loss)	168,222	(16,950)

Other comprehensive income (loss)	(119,358)	(209,573)

Comprehensive income (loss)	$48,864	$(226,523)

Basic and diluted income (loss) per share	$0.14	$(0.01)

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,184,704	1,182,151

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$168,222	$(16,950)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	99,885	101,683
Provision for loan losses	49,000	69,000
Income tax credit	(82,000)	—
(Increase) Decrease in accrued interest and other assets	(166,168)	(5,338)
Increase (Decrease) in accrued interest and other liabilities	(408,820)	56,462

Total adjustments	(508,103)	221,807

Net cash provided by (used in) operating activities	(339,881)	204,857

Cash flows from investing activities:
Net increase in loans	(5,113,758)	(5,722,578)
Purchases of securities available for sale	(5,838,786)	(896,064)
Maturities of securities available for sale	3,419,711	1,661,531
Purchases of premises and equipment	(14,734)	(8,656)

Net cash used in investing activities	(7,547,567)	(4,965,767)

Cash flows from financing activities:
Increase in deposits	7,037,191	3,478,796
Increase (Decrease) in customer repurchase agreements	1,727,123	(48,040)

Net cash provided by financing activities	8,764,314	3,430,756

Increase (Decrease) in cash and cash equivalents	876,866	(1,330,154)
Cash and cash equivalents, beginning of period	8,053,266	15,816,844

Cash and cash equivalents, end of period	$8,930,132	$14,486,690

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$425,202	$552,501

Unrealized increase (decrease) in fair value on securities available for sale	$(180,845)	$(317,535)

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Stock-Based Compensation:

     Effective December 15, 2002, the bank adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). This statement amends FASB statement No. 123, “Accounting for Stock-Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Had compensation cost for the Company’s stock option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s proforma net income (loss) and net income (loss) per share would have been reflected as follows:

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) as reported	$168,222	$(16,950)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	$64,852	$57,727

Proforma net income (loss)	$103,370	$(74,677)

Basic and diluted income (loss) per share as reported	$0.14	$(0.01)

Basic and diluted proforma income (loss) per share	$0.09	$(0.06)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the period ended March 31, 2003:

Financial Condition

At March 31, 2003, the Company had approximately $95.5 million in deposits and $2.5 million in customer repurchase agreements as compared to $88.4 million and $0.8 million, respectively, at December 31, 2002. Stockholders equity comprised $9.0 million at March 31, 2003 and $8.9 million at December 31, 2002 reflecting net income for the period of $168,000 net of unrealized losses in the Company’s investment portfolio of $119,000 during the quarter.

To March 31, 2003, the Company used these funds to generate $77.1 million in loans outstanding ($72.1 million at December 31, 2002). At March 31, 2003 the Company also had approximately $17.3 million in unfunded loan commitments outstanding. Non-performing loans totaled $862,000 and $811,000 at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 it held approximately $15.9 million ($13.7 million at December 31, 2002) in investment securities and carried $4.7 million ($4.8 million at December 31, 2002) in premises and equipment. The Company’s remaining liquidity at March 31, 2003, less current cash reserve requirements, was invested in overnight federal funds of $1.4 million ($1.8 million at December 31, 2002).

Results of Operations

For the three-month period ended March 31, 2003, the Company reported net income of $168,222 compared to a net loss of $16,950 for the comparable period in 2002. Interest income for the three-month periods were $1,446,129 in 2003 and $1,415,852 in 2002 or a yield on average earning assets of 6.45% and 6.66%, respectively. Net interest income was $1,022,179 in 2003 and $866,800 in 2002 (net interest margins of 4.56% and 4.09%, respectively) after deducting interest expense of $423,950 in 2003 and $546,052 in 2002 or an average rate paid on interest-bearing funds of 2.14% and 2.89%, respectively. The rate variances between the comparable three-month periods of 2003 and 2002 increased net interest income by approximately $106,000 while corresponding volume variances contributed another $49,000.

As the Bank has limited historical loan loss experience, the provision for loan losses of $49,000 for the three-month period ended March 31, 2003 has been based principally on peer industry data of comparable commercial banks, adjusted to reflect management’s assessment of the potential impacts of current economic conditions on the credit quality of the portfolio.

Non-interest income is comprised principally of service charges on deposit accounts, fees on residential lending secondary market activities and fees and commissions from the sale of investment products. Non-interest income aggregated $438,669 and $309,536 for the three-month periods ended March 31, 2003 and 2002, respectively. Amounts for the three-month periods ended March 31, 2003 and 2002 include commission and fee income from the sales of insurance and investment products aggregating $138,000 and $111,000, respectively. Residential lending secondary market activities generated fee income of $202,000 for the first three months of 2003 compared with $113,000 for the corresponding period in 2002. The balance of the increase in non-interest income is generally consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $1,325,626 and $1,124,286, comprised principally of salaries and benefits ($780,965 in 2003 and $623,002 in 2002) and occupancy costs ($205,496 in 2003 and $191,630 in 2002). At March 31, 2003, the Company had 54 employees compared to 49 employees a year earlier.

Net income for the first quarter of 2003 was also favorably impacted by the recognition of $82,000 in deferred tax benefits reflecting the Company’s potential for the realization of net operating loss carry-forward benefits in future periods.

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

     The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 28, 2003	/s/ George E. Cline, III George E. Cline, III Chief Financial Officer

Date: April 28, 2003	/s/ Todd H. Katz Todd H. Katz President

Date: April 28, 2003	/s/ Lewis S. Albert Lewis S. Albert Chief Executive Officer

CERTIFICATIONS

I, Lewis S. Albert, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Tarpon Coast Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ Lewis S. Albert Lewis S. Albert Chief Executive Officer

CERTIFICATIONS

I, Todd H. Katz, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Tarpon Coast Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ Todd H. Katz Todd H. Katz President

CERTIFICATIONS

I, George E. Cline, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Tarpon Coast Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ George E. Cline George E. Cline Chief Financial Officer