Form 10QSB
period 2003-06-30
TARPON COAST BANCORP INC
filed 2003-08-08
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM ________________ TO ________________

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0772718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of June 30, 2003

Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format: Yes [  ] No [X]

TARPON COAST BANCORP, INC.

PART I — FINANCIAL INFORMATION

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

ASSETS	(Unaudited)
Cash and due from banks	$6,003,415	$6,203,266
Federal funds sold	5,500,000	1,850,000

Total cash and cash equivalents	11,503,415	8,053,266
Securities available for sale	16,290,935	13,687,549
Loans	82,617,472	72,019,751
Less allowance for loan losses	(960,929)	(915,511)

Net loans	81,656,543	71,104,240
Premises and equipment, net	4,648,126	4,823,847
Accrued interest & other assets	1,487,053	1,094,947

Total assets	$115,586,072	$98,763,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$14,334,024	$13,426,918
Interest bearing	88,268,874	74,997,231

Total deposits	102,602,898	88,424,149
Customer Repurchase Agreements	3,465,871	808,780
Accrued interest & other liabilities	185,731	576,345

Total liabilities	106,254,500	89,809,274
Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	11,821	11,821
Additional paid-in capital	10,940,915	10,940,915
Deficit	(1,709,698)	(2,142,209)
Unrealized gain (loss) on securities available for sale	88,534	144,048

Total shareholders’ equity	9,331,572	8,954,575

Total liabilities and shareholders’equity	$115,586,072	$98,763,849

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,

	2003	2002

Interest income:
Interest and fees on loans	$1,318,082	$1,157,640
Interest on securities	183,312	266,694
Interest on federal funds sold	10,796	29,758

Total interest income	1,512,190	1,454,092
Interest expense:
Interest on deposits	422,246	504,121
Interest on repurchase agreements	5,055	4,962

Total interest expense	427,301	509,083

Net interest income	1,084,889	945,009
Provision for loan losses	120,000	50,000

Net interest income after provision for loan losses	964,889	895,009
Non-interest income	489,047	375,753
Non-interest expense:
Salaries and benefits	782,434	703,823
Occupancy and equipment expense	195,081	201,635
Other expense	330,132	339,936

Total non-interest expense	1,307,647	1,245,394

Income before income taxes	146,289	25,368
Income (taxes) benefit	118,000	—

Net income	264,289	25,368

Other comprehensive income (loss)	63,844	256,260

Comprehensive income	$328,133	$281,628

Basic and diluted income per share	$0.22	$0.02

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,186,640	1,188,651

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,

	2003	2002

Interest income:
Interest and fees on loans	$2,569,879	$2,252,775
Interest on securities	370,486	551,170
Interest on federal funds sold	17,954	62,999

Total interest income	2,958,319	2,866,944
Interest expense:
Interest on deposits	842,940	1,046,229
Interest on repurchase agreements	8,311	8,906

Total interest expense	851,251	1,055,135

Net interest income	2,107,068	1,811,809
Provision for loan losses	169,000	119,000

Net interest income after provision for loan losses	1,938,068	1,692,809
Non-interest income	927,716	685,289
Non-interest expense:
Salaries and benefits	1,563,399	1,326,825
Occupancy and equipment expense	400,577	393,265
Other expense	669,297	649,590

Total non-interest expense	2,633,273	2,369,680

Income before income taxes	232,511	8,418
Income (taxes) benefit	200,000	—

Net income	432,511	8,418

Other comprehensive income (loss)	(55,514)	46,687

Comprehensive income	$376,997	$55,105

Basic and diluted income per share	$0.36	$0.01

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,186,640	1,188,651

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$432,511	$8,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	194,156	199,168
Provision for loan losses	169,000	119,000
Income tax credit	(200,000)	—
(Increase) Decrease in accrued interest and other assets	(163,508)	(57,889)
Increase (Decrease) in accrued interest and other liabilities	(390,614)	326,389

Total adjustments	(390,966)	586,668

Net cash provided by (used in) operating activities	41,545	595,086

Cash flows from investing activities:
Net increase in loans	(10,721,303)	(10,407,404)
Purchases of securities available for sale	(9,876,273)	(2,297,428)
Maturities of securities available for sale	7,188,775	4,847,232
Purchases of premises and equipment	(18,435)	(70,503)

Net cash used in investing activities	(13,427,236)	(7,928,103)

Cash flows from financing activities:
Increase in deposits	14,178,749	2,513,461
Increase in customer repurchase agreements	2,657,091	616,527

Net cash provided by financing activities	16,835,840	3,129,988

Increase (Decrease) in cash and cash equivalents	3,450,149	(4,203,029)
Cash and cash equivalents, beginning of period	8,053,266	15,816,844

Cash and cash equivalents, end of period	$11,503,415	11,613,815

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$854,502	$1,072,417

Unrealized increase (decrease) in fair value on securities available for sale	$(84,110)	$46,687

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

	Six Months Ended
	June 30,

	2003	2002

Net income as reported	$432,511	$8,418
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	$22,315	$21,854

Proforma net income (loss)	$410,196	$(13,436)

Basic and diluted income per share as reported	$0.36	$0.01

Basic and diluted proforma income (loss) per share	$0.35	$(0.01)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the period ended June 30, 2003:

Financial Condition

At June 30, 2003, the Company had approximately $102.6 million in deposits and $3.5 million in customer repurchase agreements as compared to $88.4 million and $0.8 million, respectively, at December 31, 2002. Stockholders’ equity comprised $9.3 million at June 30, 2003 and $8.9 million at December 31, 2002 reflecting net income for the period of $432,000 net of unrealized losses in the Company’s investment portfolio of $56,000.

To June 30, 2003, the Company used these funds to generate $82.6 million in outstanding loans ($72 million at December 31, 2002). At June 30, 2003 the Company also had approximately $18.7 million in unfunded loan commitments. Non-performing loans totaled $990,000 and $811,000 at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 it held approximately $16.3 million ($13.7 million at December 31, 2002) in investment securities and carried $4.6 million ($4.8 million at December 31, 2002) in premises and equipment. The Company’s remaining liquidity at June 30, 2003, less current cash reserve requirements, was invested in overnight federal funds of $5.5 million ($1.8 million at December 31, 2002).

Results of Operations

For the three-month period ended June 30, 2003, the Company reported net income of $264,289, compared to net income of $25,368 for the comparable period in 2002. Interest income for the three-month period was $1,512,190 in 2003 and $1,454,092 in 2002 or a yield on average earning assets of 6.14% and 6.71%, respectively. Net interest income was $1,084,889 in 2003 and $945,009 in 2002 (net interest margins of 4.40% and 4.36%, respectively) after deducting interest expense of $427,301 in 2003 and $509,083 in 2002 or an average rate paid on interest-bearing funds of 1.93% and 2.66%, respectively. Rate variances between the comparable three-month periods of 2003 and 2002 contributed approximately $11,000 to net interest income while corresponding volume variances contributed approximately $129,000.

For the six-month period ended June 30, 2003, the Company reported net income of $432,511, compared to net income of $8,418 for the comparable period in 2002. Interest income for the six-month period was $2,958,319 in 2003 and $2,866,944 in 2002 or a yield on average earning assets of 6.29% and 6.68%, respectively. Net interest income was $2,107,068 in 2003 and $1,811,809 in 2002 (net interest margins of 4.48% and 4.22%, respectively) after deducting interest expense of $851,251 in 2003 and $1,055,135 in 2002 or an average rate paid on interest-bearing funds of 2.01% and 2.77%, respectively. Rate variances between the comparable six-month periods of 2003 and 2002 contributed approximately $119,000 to net interest income while corresponding volume variances contributed approximately $176,000.

The declines in yields earned on interest-earning assets and paid on interest-bearing funds are reflective of the continuing low rate environment driven by the aggressive rate cutting posture maintained by the Federal Reserve since 2001 and into 2003. Net interest margins experienced modest improvements over the corresponding periods of a year ago as the Bank generated larger gains in rates paid on interest-bearing funds than those given up on interest-earning assets.

As the Bank has limited historical loan loss experience, the provision for loan losses of $120,000 and $169,000 for the three-month and six-month periods ended June 30, 2003, respectively, has been based principally on peer industry data of comparably sized and positioned commercial banks, adjusted to reflect management’s assessment of the potential impacts of current economic conditions on the credit quality of the portfolio.

Non-interest income is comprised principally of service charges on deposit accounts, fees on residential lending secondary market activities and fees and commissions from the sale of investment products. Non-interest income aggregated $489,047 and $375,753 for the three-month periods ended June 30, 2003 and 2002, respectively, and $927,716 and $685,289 for the comparable six-month periods. Amounts for the three-month periods ended June 30, 2003 and 2002 include commission and fee income from the sales of insurance and investment products aggregating $152,000 and $141,000, respectively, and $290,000 and $252,000 for the comparable six-month periods. Residential lending secondary market activities generated fee income of $228,000 and $430,000 for the three and six-month periods ending June 30, 2003 compared with $144,000 and $257,000 for the corresponding periods in 2002. The balance of the increase in non-interest income is generally consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $1,307,647 and $1,245,394 comprised principally of salaries and benefits ($782,434 in 2003 and $703,823 in 2002) and occupancy costs ($195,081 in 2003 and $201,635 in 2002). For the comparable six-month periods ended June 30, 2003 and 2002, non-interest expenses were $2,633,273 and $2,369,680, respectively, comprised principally of salaries and benefits ($1,563,399 in 2003 and $1,326,825 in 2002) and occupancy costs ($400,577 in 2003 and $393,265 in 2002). At June 30, 2003, the Company had 54 employees compared to 49 employees a year earlier.

Net income for the three and six-month periods ended June 30, 2003 was also favorably impacted by the recognition of $118,000 and $200,000, respectively, in deferred tax benefits reflecting the Company’s potential for the realization of net operating loss carry-forward benefits in future periods.

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

Item 3. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of the effectiveness of those disclosure controls and procedures , as of the end of the period covered by this report, the Chief Executive Officer, President, and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures were adequate for such purposes.

b.	Changes in Internal Controls. The Company made no changes in its internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On April 28, 2003, the Company held its annual meeting of shareholders during which James R. Baker, Billie A. Barger and Todd H. Katz, Vice Chairman and President of the Company, were re-elected to the Company’s Board of Directors to serve three-year terms. In each case, 1,077,558 or 91.1% of all shares entitled to vote were cast in favor of the measure with 68,620 shares or 5.8% dissenting. In addition to Messrs. Baker, Barger and Katz, the following individuals serve as continuing directors until their respective terms expire: Lewis S. Albert, Chairman and Chief Executive Officer, Mark O. Asperilla, James C. Brown, Gerald P. Flagel, Gina D. Hahn and Larry A. Tenbusch. There were no other matters submitted to a vote of security holders during the second quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

1.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

2.	Reports on Form 8-K

The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 5, 2003	/s/ George E. Cline, III George E. Cline, III Chief Financial Officer

Date: August 5, 2003	/s/ Todd H. Katz Todd H. Katz President

Date: August 5, 2003	/s/ Lewis S. Albert Lewis S. Albert Chief Executive Officer