Form 10QSB
period 2003-09-30
TARPON COAST BANCORP INC
filed 2003-11-10
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of October 31, 2003

Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format:	Yes [ ] No [X]

TARPON COAST BANCORP, INC.

     PART I – FINANCIAL INFORMATION

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash and due from banks	$8,472,730	$6,203,266
Federal funds sold	4,925,000	1,850,000

Total cash and cash equivalents	13,397,730	8,053,266
Securities available for sale	21,016,153	13,687,549
Loans	83,486,226	72,019,751
Less allowance for loan losses	(982,929)	(915,511)

Net loans	82,503,297	71,104,240
Premises and equipment, net	4,570,272	4,823,847
Accrued interest & other assets	1,654,299	1,094,947

Total assets	$123,141,751	$98,763,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$15,954,794	$13,426,918
Interest bearing	95,797,570	74,997,231

Total deposits	111,752,364	88,424,149
Customer Repurchase Agreements	1,722,819	808,780
Accrued interest & other liabilities	236,412	576,345

Total liabilities	113,711,595	89,809,274
Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	11,821	11,821
Additional paid-in capital	10,940,915	10,940,915
Deficit	(1,440,446)	(2,142,209)
Unrealized gain (loss) on securities available for sale	(82,134)	144,048

Total shareholders’ equity	9,430,156	8,954,575

Total liabilities and shareholders’ equity	$123,141,751	$98,763,849

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,

	2003	2002

Interest income:
Interest and fees on loans	$1,320,871	$1,226,294
Interest on securities	192,098	232,640
Interest on federal funds sold	13,754	30,457

Total interest income	1,526,723	1,489,391
Interest expense:
Interest on deposits	399,223	499,726
Interest on repurchase agreements	5,131	4,506

Total interest expense	404,354	504,232

Net interest income	1,122,369	985,159
Provision for loan losses	22,000	43,200

Net interest income after provision for loan losses	1,100,369	941,959
Non-interest income	418,458	371,248
Non-interest expense:
Salaries and benefits	767,777	726,670
Occupancy and equipment expense	200,195	211,900
Other expense	346,604	358,138

Total non-interest expense	1,314,576	1,296,708

Income before income taxes	204,251	16,499
Income (taxes) benefit	65,000	—

Net income	269,251	16,499

Other comprehensive income (loss)	(170,668)	48,030

Comprehensive income	$98,583	$64,529

Earnings per share:
Basic	$0.23	$0.01

Diluted	$0.22	$0.01

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,199,322	1,182,955

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,

	2003	2002

Interest income:
Interest and fees on loans	$3,890,750	$3,479,069
Interest on securities	562,584	783,810
Interest on federal funds sold	31,708	93,456

Total interest income	4,485,042	4,356,335
Interest expense:
Interest on deposits	1,242,163	1,545,955
Interest on repurchase agreements	13,442	13,412

Total interest expense	1,255,605	1,559,367

Net interest income	3,229,437	2,796,968
Provision for loan losses	191,000	162,200

Net interest income after provision for loan losses	3,038,437	2,634,768
Non-interest income	1,346,174	1,056,537
Non-interest expense:
Salaries and benefits	2,331,176	2,053,495
Occupancy and equipment expense	600,772	605,165
Other expense	1,015,901	1,007,728

Total non-interest expense	3,947,849	3,666,388

Income before income taxes	436,762	24,917
Income (taxes) benefit	265,000	—

Net income	701,762	24,917

Other comprehensive income (loss)	(226,182)	94,717

Comprehensive income	$475,580	$119,634

Earnings per share:
Basic	$0.59	$0.02

Diluted	$0.59	$0.02

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,199,322	1,182,955

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$701,762	$24,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	285,195	302,281
Provision for loan losses	191,000	162,200
Income tax credit	(265,000)	—
(Increase) Decrease in accrued interest and other assets	(159,935)	(34,017)
Increase (Decrease) in accrued interest and other liabilities	(339,933)	504,310

Total adjustments	(288,673)	934,774

Net cash provided by operating activities	413,089	959,691

Cash flows from investing activities:
Net increase in loans	(11,590,057)	(13,807,839)
Purchases of securities available for sale	(16,834,357)	(3,314,928)
Maturities of securities available for sale	9,145,155	7,218,877
Purchases of premises and equipment	(31,620)	(125,522)

Net cash used in investing activities	(19,310,879)	(10,029,412)

Cash flows from financing activities:
Increase in deposits	23,328,215	5,596,429
Increase in customer repurchase agreements	914,039	70,720

Net cash provided by financing activities	24,242,254	5,667,149

Increase (Decrease) in cash and cash equivalents	5,344,464	(3,402,572)
Cash and cash equivalents, beginning of period	8,053,266	15,816,844

Cash and cash equivalents, end of period	$13,397,730	12,414,272

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,260,183	$1,576,694

Unrealized increase (decrease) in fair value on securities available for sale	$(360,599)	$143,510

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE B – STOCK-BASED COMPENSATION:

Effective December 15, 2002, the bank adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement amends FASB statement No. 123, “Accounting for Stock-Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Had compensation cost for the Company’s stock option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company’s proforma net income and net income per share would have been reflected as follows:

	Nine Months Ended
	September 30,

	2003	2002

Net income as reported	$701,762	$24,917
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	$2,892	$4,613

Proforma net income (loss)	$698,870	$20,304

Basic and diluted income per share as reported	$0.59	$0.02

Basic and diluted proforma income (loss) per share	$0.59	$0.02

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the period ended September 30, 2003:

Financial Condition

At September 30, 2003, the Company had approximately $111.7 million in deposits and $1.7 million in customer repurchase agreements as compared to $88.4 million and $0.8 million, respectively, at December 31, 2002. Stockholders’ equity comprised $9.4 million at September 30, 2003 and $9.0 million at December 31, 2002, the change comprising net income for the period of $702,000 net of unrealized losses in the Company’s investment portfolio of $226,000.

To September 30, 2003, the Company used these funds to generate $83.5 million in outstanding loans ($72 million at December 31, 2002). At September 30, 2003 the Company also had approximately $24.8 million in unfunded loan commitments. Non-performing loans totaled $1,112,000 and $811,000 at September 30, 2003 and December 31, 2002, respectively. Non-performing loans at September 30, 2003 were comprised of one owner-occupied commercial loan relationship for $687,000 that is currently in bankruptcy proceedings and three residential loans aggregating $425,000, all secured by real estate and improvements. Subsequent to September 30, 2003, the obligations relating to the commercial relationship of $687,000 and one of the residential loans for $199,000 were satisfied, reducing non-performing loans to a total of $226,000. In connection with the satisfaction of these obligations, $7,000 was charged to the allowance for loan losses.

At September 30, 2003 the Company held approximately $21.0 million ($13.7 million at December 31, 2002) in investment securities and carried $4.6 million ($4.8 million at December 31, 2002) in premises and equipment. The Company’s remaining liquidity at September 30, 2003, less current cash reserve requirements, was invested in overnight federal funds of $4.9 million ($1.8 million at December 31, 2002).

Results of Operations

For the three-month period ended September 30, 2003, the Company reported net income of $269,251, compared to net income of $16,499 for the comparable period in 2002. Interest income for the three-month period was $1,526,723 in 2003 and $1,489,391 in 2002 or a yield on average earning assets of 5.77% and 6.69%, respectively. Net interest income was $1,122,369 in 2003 and $985,159 in 2002 (net interest margins of 4.24% and 4.42%, respectively) after deducting interest expense of $404,354 in 2003 and $504,232 in 2002 or an average rate paid on interest-bearing funds of 1.69% and 2.52%, respectively. Rate variances between the comparable three-month periods of 2003 and 2002 reduced net interest income approximately $48,000 while corresponding volume variances contributed approximately $185,000.

For the nine-month period ended September 30, 2003, the Company reported net income of $701,762, compared to net income of $24,917 for the comparable period in 2002. Interest income for the nine-month period was $4,485,042 in 2003 and $4,356,335 in 2002 or a yield on average earning assets of 6.10% and 6.71%, respectively. Net interest income was $3,229,437 in 2003 and $2,796,968 in 2002 (net interest margins of 4.39% and 4.31%, respectively) after deducting interest expense of $1,255,605 in 2003 and $1,559,367 in 2002 or an average rate paid on interest-bearing funds of 1.91% and 2.65%, respectively. Rate variances between the comparable nine-month periods of 2003 and 2002 contributed approximately $59,000 to net interest income while corresponding volume variances contributed approximately $373,000.

The declines in yields earned on interest-earning assets and paid on interest-bearing funds are reflective of the continuing low rate environment driven by the aggressive rate cutting posture maintained by the Federal Reserve since 2001 and into 2003. For the nine month period ended September 30, 2003, the net interest margin experienced modest improvement over the corresponding period of a year ago as the Bank generated larger savings from decreasing rates paid on interest-bearing funds than income given up from declining yields on interest-earning assets. The inverse relationship occurred for the three month period ended September 30, 2003 as interest earned yields began to compress at a greater pace than interest paid rates between the comparable quarters. Management anticipates that margins may continue to compress as this condition is expected to continue until such time as the rate environment changes.

The provision for loan losses of $22,000 and $191,000 for the three-month and nine-month periods ended September 30, 2003, respectively, has been based on the Bank’s loss experience together with its assessment of the potential impacts of current economic conditions on the credit quality of the portfolio, including the analysis of potential problem credits for impairment, supplemented with peer industry loss data of comparably sized and positioned commercial banks.

Non-interest income is comprised principally of service charges on deposit accounts, fees on residential lending secondary market activities and fees and commissions from the sale of insurance and investment products. Non-interest income aggregated $418,458 and $371,248 for the three-month periods ended September 30, 2003 and 2002, respectively, and $1,346,174 and $1,056,537 for the comparable nine-month periods. Amounts for the three-month periods ended September 30, 2003 and 2002 include commission and fee income from the sales of insurance and investment products aggregating $127,000 and $130,000, respectively, and $417,000 and $382,000 for the comparable nine-month periods. Residential lending secondary market activities generated fee income of $194,000 and $624,000 for the three and nine-month periods ending September 30, 2003 compared with $154,000 and $411,000 for the corresponding periods in 2002. An active refinancing market has aided fee income from residential secondary market activities over the last two years the demand for which is expected to decline as rates rise and the potential market for refinancing becomes saturated. This condition is not anticipated to have a material adverse impact, as most expenses associated with this activity are incremental and direct in nature. The balance of the increase in non-interest income is generally consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $1,314,576 and $1,296,708 comprised principally of salaries and benefits ($767,777 in 2003 and $726,670 in 2002) and occupancy costs ($200,195 in 2003 and $211,900 in 2002). For the comparable nine-month periods ended September 30, 2003 and 2002, non-interest expenses were

$3,947,849 and $3,666,388, respectively, comprised principally of salaries and benefits ($2,331,176 in 2003 and $2,053,495 in 2002) and occupancy costs ($600,772 in 2003 and $605,165 in 2002). At both September 30, 2003 and 2002, the Company had 54 employees, three full-service banking offices, a residential mortgage center and an operations center.

Net income for the three and nine-month periods ended September 30, 2003 was also favorably impacted by the recognition of $65,000 and $265,000, respectively, in deferred tax benefits reflecting the Company’s potential for the realization of net operating loss carry-forward benefits in future periods.

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

Item 3. Controls and Procedures

a.
Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of the effectiveness of those disclosure controls and procedures, as of the end of the period covered by this report, the Chief Executive Officer, President, and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were adequate for such purposes.

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

Form 8-K Current Report dated July 18, 2003 announcing Results of Operations and Financial Condition for the Three and Six Month periods ended June 30, 2003.

Form 8-K Current Report dated August 19, 2003 announcing the resignation of Hill, Barth and King LLC as the Company’s certifying Accountants.

Form 8-K Current Report dated August 21, 2003 announcing the appointment of Crowe Chizek and Company LLC as the Company’s Certifying Accountants for the 2003 fiscal year.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: November 10, 2003	/s/ George E. Cline, III

George E. Cline, III
Chief Financial Officer

Date: November 10, 2003	/s/ Todd H. Katz

Todd H. Katz
President

Date: November 10, 2003	/s/ Lewis S. Albert

Lewis S. Albert
Chief Executive Officer