Form 10KSB
period 2003-12-31
TARPON COAST BANCORP INC
filed 2004-03-18
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM TO

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0772718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1490 Tamiami Trail Port Charlotte, FL 33948

(Address of principal executive offices)

941-629-8111

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 o r 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if the is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant’s revenues for its most recent fiscal year were $6,067,000.

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on February 27, 2004 based on the average bid and ask price of the common stock of $15.88 per share was $17,109,525. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company’s common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer’s common stock, as of March 8, 2004: 1,182,151 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2003 Annual Report to Shareholders are incorporated by reference in answer to Items 5, 6, and 7 of Part II of this report. Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company’s Annual Meeting of Shareholders to be held in April 2004 (the “Proxy Statement”) is incorporated by reference in answer to Item 8 of Part II of this report, and Items 9 through 12, and 14, of Part III of this report. The Company will within 120 days of the end of its fiscal year file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

     The primary service area for the Bank encompasses the Punta Gorda Municipal Statistical Area, including the community of Port Charlotte in Charlotte County, the City of North Port in Sarasota County and the community of Englewood representing both Charlotte and Sarasota Counties. Most of the banking offices in the Bank’s market area are branches of or are affiliated with major holding companies in North Carolina, Georgia, Alabama and other areas of Florida and the nation.

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

     The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2003 and 2002. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:

	Year Ended December 31,
	2003	2002
Assets
Cash and Due from Banks	$6,934,000	$5,355,000

Federal Funds Sold	4,029,000	6,943,000
Taxable Securities	17,082,000	16,532,000
Net Loans	79,622,000	64,147,000

Total Earning Assets	100,733,000	87,622,000

Other Assets	6,386,000	5,612,000

Total Assets	$114,053,000	$98,589,000

Liabilities and Stockholders’ Equity
Non-Interest Bearing Deposits	$14,427,000	$11,953,000
Savings Deposits	25,099,000	14,471,000
Time Deposits	32,936,000	29,596,000
Other Interest Bearing Deposits	29,775,000	31,250,000
Other Borrowings	2,074,000	1,857,000
Other Liabilities	303,000	572,000

Total Liabilities	104,614,000	89,699,000
Stockholders’ Equity	9,439,000	8,890,000

Total Liabilities and Stockholders’ Equity	$114,053,000	$98,589,000

     The following is an analysis of the net interest earnings of the Company for the years ended December 31, 2003 and 2002 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities.

2003

Assets	Average Amount	Interest Earned	Average Yield	Net Yield
Investment Securities	$17,082,000	$794,000	4.65%
Federal Funds Sold	4,029,000	42,000	1.03%
Net Loans	79,622,000	5,231,000	6.57%

Total Earning Assets	$100,733,000	$6,067,000	6.02%	4.44%

Liabilities	Average Amount	Interest Paid	Average Yield
Savings Deposits	$25,099,000	$360,000	1.43%
Time Deposits	32,936,000	897,000	2.72%
Other Interest Bearing Deposits	29,775,000	323,000	1.09%
Other Borrowings	2,074,000	18,000	0.88%

Total Interest Bearing Liabilities	$89,884,000	$1,598,000	1.78%

2002

Assets	Average Amount	Interest Earned	Average Yield	Net Yield
Investment Securities	$16,532,000	$979,000	5.92%
Federal Funds Sold	6,943,000	112,000	1.62%
Net Loans	64,146,000	4,732,000	7.38%

Total Earning Assets	$87,621,000	$5,823,000	6.65%	4.34%

Liabilities	Average Amount	Interest Paid	Average Yield
Savings Deposits	$14,471,000	$293,000	2.02%
Time Deposits	29,596,000	1,175,000	3.97%
Other Interest Bearing Deposits	31,250,000	534,000	1.71%
Other Borrowings	1,857,000	17,000	0.93%

Total Interest Bearing Liabilities	$77,174,000	$2,019,000	2.62%

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

	Year Ended December 31,
	2003 Compared to 2002
	Increase (Decrease) Due to
	Volume	Rate	Change
Interest earned on:
Investment securities	$33,000	$(218,000)	$(185,000)
Federal funds sold	(47,000)	(23,000)	(70,000)
Net loans	1,142,000	(643,000)	499,000

Total interest income	$1,128,000	$(884,000)	$244,000

Interest paid on:
Savings deposits	215,000	(148,000)	67,000
Other deposits	53,000	(542,000)	(489,000)
Borrowings	2,000	(1,000)	1,000

Total interest expense	$270,000	$(691,000)	$(421,000)

Change in net interest income	$569,000	$96,000	$665,000

	Year Ended December 31,
	2002 Compared to 2001
	Increase (Decrease) Due to
	Volume	Rate	Change
Interest earned on:
Investment securities	$283,000	$(53,000)	$230,000
Federal funds sold	(55,000)	(125,000)	(180,000)
Net loans	1,135,000	(760,000)	375,000

Total interest income	$1,363,000	$(938,000)	$425,000

Interest paid on:
Savings deposits	146,000	(187,000)	(41,000)
Other deposits	534,000	(975,000)	(441,000)
Borrowings	(28,000)	(41,000)	(69,000)

Total interest expense	$652,000	$(1,203,000)	$(551,000)

Change in net interest income	$641,000	$335,000	$976,000

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

The following is an analysis of maturities of loans as of December 31, 2003:

	Due in	Due in	Due After
Type of Loan	1 year or less	1 to 5 years	5 years	Total
Commercial, financial and agricultural	$1,589,000	$6,225,000	$605,000	$8,419,000
Commercial real estate	3,644,000	11,250,000	15,453,000	30,347,000
Residential real estate	824,000	447,000	30,585,000	31,856,000
Consumer loans	1,123,000	7,074,000	461,000	8,658,000
Lines of credit	489,000	546,000	3,558,000	4,593,000

Total	$7,669,000	$25,542,000	$50,662,000	$83,873,000

     The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans at December 31, 2003 and 2002.

	December 31,
Type of Loan	2003	2002
Commercial, financial and agricultural	$8,419,000	$5,604,000
Commercial real estate	30,347,000	33,550,000
Residential real estate	31,856,000	23,424,000
Consumer loans	8,658,000	7,399,000
Lines of credit	4,593,000	2,096,000

Subtotal	83,873,000	72,073,000
Deferred fees, net	(165,000)	(53,000)
Allowance for losses	(1,007,000)	(916,000)

Net loans	$82,701,000	$71,104,000

     All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

     At December 31, 2003, the amount of loans due after one year with predetermined interest rates totaled approximately $26,521,000 while the amount of loans due after one year with variable interest rates totaled approximately $49,683,000.

     Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

     At December 31, 2003, the Company had $227,000 in non-accruing loans, comprised of two residential loans. During 2003, the aggregate amount of interest income that would have been recorded had these loans been accruing interest was $12,786, while amounts recorded as interest income on these loans aggregated $2,108 for the year. At December 31, 2002, the Company had $811,000 in non-accruing loans that, if accruing interest, would have earned $73,430 during the year but which the Company collected and recorded $1,668 in income. Otherwise, at December 31, 2002 and 2001, there were no other loans which were accounted for on a non-accrual basis, no loans accruing interest which were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt restructurings.

Summary of Loan Loss Experience

     An analysis of the Company’s allowance for loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 2003 and 2002.

Type of Loan	2003	2002
Balance at beginning of period	$916,000	$803,000

Charge-offs:
Consumer	0	79,000
Commercial	131,000	68,000
Residential	0	0
Recoveries:
Consumer	0	12,000
Commercial	9,000	23,000
Residential	0	0

Net charge-offs	122,000	112,000

Provision for losses charged to operations	213,000	225,000

Balance at end of period	$1,007,000	$916,000

Asset Quality Ratios:	2003		2002
Net charge-offs during the period to average loans outstanding during the period	0.15%		0.17%
Allowance for loan losses to total loans	1.20%		1.27%
Allowance for loan losses to non-performing loans	4.43	X	1.13	X
Non-performing loans to total loans	0.27%		1.13%
Non-performing assets to total assets	0.19%		0.82%

At December 31, 2003 and 2002 the allowance for loan losses was generally allocated as follows:

	2003		2002
		Percent of		Percent of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$227,000	10.0%	$283,000	7.8%
Commercial real estate	385,000	36.2%	374,000	46.6%
Residential real estate	103,000	38.0%	112,000	32.5%
Consumer	292,000	15.8%	147,000	13.1%

Total	$1,007,000	100.0%	$916,000	100.0%

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

The following table presents, at December 31, 2003 and 2002, the carrying value of the Company’s investments:

	December 31,
Investment Category	2003	2002
Obligations of U.S. Treasury and other U.S. Government Agencies	$20,437,000	$13,141,000
State and political subdivisions	0	0
Other securities	0	497,000

Total	$20,437,000	$13,638,000

     The following table indicates the respective maturities and weighted average yields of securities available for sale as of December 31, 2003:

	Amount	Weighted Average Yield
Obligations of U.S. Treasury and other U.S. Government Agencies:
0 - 1 Yr	$244,000	4.66%
1 - 5 Yrs	15,786,000	4.32%
5 - 10 Yrs	1,967,000	4.48%
Over 10 years	2,440,000	5.23%

Total	$20,437,000	5.23%

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

	Average Amount		Average Rate Paid
Deposit Category	2003	2002	2003	2002
Non interest-bearing demand deposits	$14,427,000	$11,953,000	N/A	N/A
Savings deposits	$25,099,000	$14,471,000	1.43%	2.02%
Time deposits	$32,936,000	$29,596,000	2.72%	3.97%
Other interest bearing deposits	$29,775,000	$31,250,000	1.09%	1.71%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2003:

Time Certificates
Of Deposits
3 months of less	$2,419,000
4 – 6 months	1,376,000
7 –12 months	1,457,000
Over 12 months	2,194,000

Total	$7,446,000

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Return on Average Assets	1.03%	0.27%
Return on Average Equity	12.42%	2.96%
Average Equity to Average Assets Ratio	8.28%	9.02%

Short-term Borrowings

The Banks enter into various arrangements with customers to sell securities under agreements to repurchase (“Repurchase Agreements”). The Repurchase Agreements have been accounted for as short-term borrowings with the obligation to repurchase the securities reflected as a non-deposit interest-bearing liability. Amounts pertaining to Repurchase Agreements for the years ended December 31, 2003 and 2002 were as follows:

	2003		2002
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Balances at End of Year	$624,000	0.86%	$809,000	0.86%
Maximum Outstanding During the Year	$3,466,000	—	$2,441,000	—
Average Balance for the Year	$2,074,000	0.88%	$1,857,000	0.93%

For the years ended December 31, 2003 and 2002, the Company had no other category of borrowings.

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

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Sensitivity,” in the Company’s Annual Report for an analysis of rate sensitive assets and liabilities.

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

Employees

     At December 31, 2003, the Company employed 54 persons full-time and 2 persons part-time, including 12 officers. The Company will hire additional persons as needed on a full-time and part-time basis to support its growth objectives.

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

     The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than

2% of its total assets. The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. These capital guidelines can affect the Company in several ways. After completion of this offering, the Company’s capital levels will be in excess of those required to be maintained by a “well capitalized” financial institution. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company’s capital position in a relatively short period of time, making an additional capital infusion necessary. At December 31, 2003 the Company met the capital ratios required to be maintained by well-capitalized institutions.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company currently conducts its banking operations through three full-service banking offices; one that serves as the Company’s executive offices and also the main office of the Bank, located in the community of Port Charlotte, Charlotte County, Florida; one located in the City of North Port, Sarasota County, Florida; and one located in the community of Englewood, Sarasota County, Florida. The Company owns the land and premises of each of these facilities. The Company also leases commercial office space to house its mortgage center offices and its operations center. In December 2003, the Company acquired a 1.8 acre parcel in the City of Punta Gorda, Charlotte County, Florida for the purpose of building and opening its fourth full-service banking center which is expected to commence business in 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter ended December 31, 2003 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is hereby incorporated by reference from the Company’s 2003 Annual Report to Shareholders, page 9. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 6 is hereby incorporated by reference from the Company’s 2003 Annual Report to Shareholders, pages 2-8. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

     The information required by Item 7 is hereby incorporated by reference from the Company’s 2003 Annual Report to Shareholders, pages 9-32. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information contained in the section captioned “INDEPENDENT PUBLIC ACCOUNTANTS” in the Proxy Statement is incorporated herein by reference.

Item 8A CONTROLS AND PROCEDURES

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

PART III

     Certain of the information required by Part III of Form 10-KSB is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A relating to the Company’s annual meeting of shareholders to be held in April 2004 (the “Proxy Statement”). The Company will within 120 days of the end of its fiscal year file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the sections captioned “Directors” and “Executive Officers” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also the principal accounting officer), a copy of which is included with this Form 10-KSB as Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION

The information contained in the sections captioned “Information About the Board of Directors and Its Committees,” “Executive Compensation and Benefits” and “Information on Benefit Plans and Policies” under “Election of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Registrant, Registration No. 333-39609, including amendments thereto.

Exhibit No.	Description of Exhibit
* 3.1	Articles of Incorporation

* 3.2	Bylaws

* 10.1	1997 Stock Option Plan and Form of Certificate**

10.2	Employment Agreement between the Company and Lewis S. Albert dated January 1, 2004**

10.3	Employment Agreement between the Company and Todd H. Katz dated January 1, 2004**

10.4	Employment Agreement between the Company and George E. Cline dated January 1, 2004**

* 10.5	Form of Stock Purchase Warrant

13.1	2003 Annual Report to Shareholders

14	Code of Ethics

21.1	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. Form 8-K Current Report dated October 23, 2003 announcing Results of Operations and Financial Condition for the Three and Nine month periods ended September 30, 2003.

**	Represents a management contract of compensatory plan or arrangement required to be filed as an exhibit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section captioned “INDEPENDENT PUBLIC ACCOUNTANTS” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARPON COAST BANCORP, INC.
Date: March 15, 2004	By:	/s/ Lewis S. Albert
Lewis S. Albert,
Chairman of the Board and Chief Executive Officer

Date: March 15, 2004	By:	/s/ George E. Cline
George E. Cline,
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lewis S. Albert	Chairman of the Board and	March 15, 2004
Chief Executive Officer
Lewis S. Albert

/s/ Todd H. Katz	Vice-Chairman	March 15, 2004
and President
Todd H. Katz

/s/ Mark O. Asperilla M.D.	Director	March 15, 2004

Mark O. Asperilla, M.D.

/s/ James R. Baker	Director	March 15, 2004

James R. Baker

/s/ Billie A. Barger	Director	March 15, 2004

Billie A. Barger

/s/ James C. Brown	Director	March 15, 2004

James C. Brown

/s/ Gerald P. Flagel	Director	March 15, 2004

Gerald P. Flagel

/s/ Gina D. Hahn	Director	March 15, 2004

Gina D. Hahn

/s/ Larry A. Tenbusch	Director	March 15, 2004