Form 10QSB
period 2004-03-31
TARPON COAST BANCORP INC
filed 2004-05-05
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM ______ TO _____

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0772718

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of April 26, 2004
Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format:	Yes [ ] No [X]

TARPON COAST BANCORP, INC.

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Balance Sheets as of March 31, 2004 and December 31, 2003	1
	Statements of Operations for the Three Months Ended March 31, 2004 and 2003	2
	Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	3
	Notes to Financial Statements	4
Item 2.	Management’s Discussion and Analysis	6
Item 3.	Controls and Procedures	8
PART II - OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 6.	Exhibits and Reports on Form 8-K	9
SIGNATURES		10
EXHIBITS
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of President
EX-31.3 302 Certification of CFO
EX-32.1 906 Certification of CEO
EX-32.2 906 Certification of President
EX-32.3 906 Certification of CFO

     PART I – FINANCIAL INFORMATION

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$9,604	$8,039
Federal funds sold	1,300	4,425

Total cash and cash equivalents	10,904	12,464
Securities available for sale	19,575	20,437
Loans	89,105	83,708
Less allowance for loan losses	(1,049)	(1,007)

Net loans	88,056	82,701
Premises and equipment, net	5,297	5,320
Accrued interest & other assets	1,894	1,635

Total assets	$125,726	$122,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$21,789	$17,279
Interest bearing	91,642	94,673

Total deposits	113,431	111,952
Customer Repurchase Agreements	1,833	624
Accrued interest & other liabilities	269	83

Total liabilities	115,533	112,659
Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	12	12
Additional paid-in capital	10,941	10,941
Deficit	(807)	(970)
Unrealized gain (loss) on securities available for sale	47	(85)

Total shareholders’ equity	10,193	9,898

Total liabilities and shareholders’ equity	$125,726	$122,557

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollar amounts in thousands except per share data)

	Three months ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	$1,312	$1,252
Interest on securities	240	187
Interest on federal funds sold	3	7

Total interest income	1,555	1,446
Interest expense:
Interest on deposits	277	421
Interest on repurchase agreements	6	3

Total interest expense	283	424

Net interest income	1,272	1,022
Provision for loan losses	—	49

Net interest income after provision for loan losses	1,272	973
Non-interest income	350	439
Non-interest expense:
Salaries and benefits	800	781
Occupancy and equipment expense	214	206
Other expense	339	339

Total non-interest expense	1,353	1,326

Income before income taxes	269	86
Income (taxes) benefit	(106)	82

Net income	163	168

Other comprehensive income (loss)	132	(119)

Comprehensive income	$295	$49

Earnings per share:
Basic	$0.14	$0.14

Diluted	$0.13	$0.14

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,218,296	1,182,955

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$163	$168
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	86	100
Provision for loan losses	—	49
Deferred tax provision (benefit)	106	(82)
(Increase) Decrease in accrued interest and other assets	(292)	(166)
Increase (Decrease) in accrued interest and other liabilities	186	(409)

Total adjustments	86	(508)

Net cash provided by operating activities	249	(340)

Cash flows from investing activities:
Net increase in loans	(5,355)	(5,113)
Purchases of securities available for sale	—	(5,839)
Maturities of securities available for sale	1,063	3,420
Purchase of restricted securities	(142)	—
Purchases of premises and equipment	(63)	(15)

Net cash used in investing activities	(4,497)	(7,547)

Cash flows from financing activities:
Increase in deposits	1,479	7,037
Increase in customer repurchase agreements	1,209	1,727

Net cash provided by financing activities	2,688	8,764

Increase (Decrease) in cash and cash equivalents	(1,560)	877
Cash and cash equivalents, beginning of period	12,464	8,053

Cash and cash equivalents, end of period	$10,904	8,930

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$292	$425

Cash paid during the period for income taxes	$—	$—

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2004

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

NOTE B – STOCK-BASED COMPENSATION:

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended
	March 31,
	2004	2003
Net income as reported	$163	$168
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	$11	$11

Pro forma net income	$152	$157

Basic income per share as reported	$0.14	$0.14

Basic pro forma income per share	$0.13	$0.14

Diluted income per share as reported	$0.13	$0.13

Diluted pro forma income per share	$0.12	$0.13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the period ended March 31, 2004:

Financial Condition

At March 31, 2004, the Company had approximately $113.4 million in deposits and $1.8 million in customer repurchase agreements as compared to $112 million and $0.6 million, respectively, at December 31, 2003. Stockholders’ equity comprised $10.2 million at March 31, 2004 and $9.9 million at December 31, 2003, the change comprising net income for the period of $163,000 together with unrealized gains in the Company’s investment portfolio of $132,000.

To March 31, 2004, the Company used these funds to generate $89.1 million in outstanding loans ($83.7 million at December 31, 2003). At March 31, 2004 the Company also had approximately $28.1 million in unfunded loan commitments. Non-performing loans totaled $227,000 at both March 31, 2004 and December 31, 2003 and are comprised of two junior liens on residential properties.

At March 31, 2004 the Company held approximately $19.6 million ($20.4 million at December 31, 2003) in investment securities and carried premises and equipment of $5.3 million at both March 31, 2004 and December 31, 2003. The Company’s remaining liquidity at March 31, 2004, less current cash reserve requirements, was invested in overnight federal funds of $1.3 million ($4.4 million at December 31, 2003).

In December of 2003, the Company acquired a site in Punta Gorda, Florida to construct and house its fourth full-service banking center. The Company anticipates opening in a modular banking facility in the summer of 2004 while the permanent facility is being readied.

Results of Operations

For the three-month period ended March 31, 2004, the Company reported net income of $163,000, compared to net income of $168,000 for the comparable period in 2003. Pre-tax income for the period ending March 31, 2004 was $269,000 compared to $86,000 for the same period in 2003. Net income for the current period reflects a tax provision of $106,000 or that amount that is proportionate with current federal and state income tax rates applied to pre-tax income, while net income for the three month period ended March 31, 2003 was favorably impacted by the recognition of $82,000 in deferred tax benefits reflecting the Company’s potential for the realization of net operating loss carry-forward benefits in future periods. It is anticipated that future pre-tax income will bear tax provisions consistent with that applied to the most current reporting period.

Interest income for the comparable three-month periods was $1,555,000 in 2004 and $1,446,000 in 2003 or a yield on average earning assets of 5.83% and 6.45%, respectively. Net interest income was $1,272,000 in 2004 and $1,022,000 in 2003 (net interest margins of 4.77% and 4.56%, respectively) after deducting interest expense of $283,000 in 2004 and $424,000 in 2003 or an average rate paid on interest-bearing funds of 1.22% and 2.14%, respectively. Rate variances between the comparable three-month periods of 2004 and 2003 increased net interest income approximately $57,000 while corresponding volume variances contributed another $193,000.

The declines in yields earned on interest-earning assets and paid on interest-bearing funds are reflective of the continuing low rate environment driven by the aggressive rate cutting posture maintained by the Federal Reserve since 2001 and into 2004. For the three month period ended March 31, 2004, the net interest margin experienced modest improvement over the corresponding period of a year ago as the Bank generated larger savings from decreasing rates paid on interest-bearing funds than income given up from declining yields on interest-earning assets. Management anticipates that future margins may compress as the Company’s earning assets continue to re-price downward unless and until such time as the rate environment changes.

Provisions for loan losses of $0 and $49,000 for the three-month periods ended March 31, 2004 and 2003, respectively, were based on the Bank’s loss experience together with its assessment of the potential impacts of current economic conditions on the credit quality of the portfolio, including the analysis of potential problem credits for impairment, supplemented with peer industry loss data of comparably sized and positioned commercial banks. Significant to this assessment in 2004 was net recovery of previously charged-off loan balances of approximately $42,000 for the quarter that served to replenish the allowance for loan losses.

Non-interest income is comprised principally of service charges on deposit accounts, fees on residential lending secondary market activities and fees and commissions from the sale of insurance and investment products. Non-interest income aggregated $350,000 and $439,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Amounts for the three-month periods ended March 31, 2004 and 2003 include commission and fee income from the sales of insurance and investment products aggregating $153,000 and $138,000, respectively. Residential lending secondary market activities generated fee income of $113,000 for the three month period ending March 31, 2004 compared with $202,000 for the corresponding period in 2003. While an active refinancing market has aided fee income from residential secondary market activities over the last two years, the demand for such has declined with rising rates together with the saturation in the potential market for refinancing. This condition is expected to continue however it is not anticipated to have a material adverse impact, as most expenses associated with this activity are incremental and direct in nature. The balance of the increase in non-interest income is generally consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods were $1,353,000 and $1,326,000 comprised principally of salaries and benefits ($800,000 in 2004 and $781,000 in 2003) and occupancy costs ($214,000 in 2004 and $206,000 in 2003). At March 31, 2004 the Company had 58 employees compare to 54 employees a year earlier, and at both period ends had three full-service banking offices, a residential mortgage center and an operations center.

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

Form 8-K Current Report dated February 2, 2004 announcing Results of Operations and Financial Condition for the year ended December 31, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 26, 2004	/s/ George E. Cline, III

George E. Cline, III
Chief Financial Officer

Date: April 26, 2004	/s/ Todd H. Katz

Todd H. Katz
President

Date: April 26, 2004	/s/ Lewis S. Albert

Lewis S. Albert
Chief Executive Officer