Form 10QSB
period 2004-06-30
TARPON COAST BANCORP INC
filed 2004-08-05
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM _____ TO _____

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0772718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of July 26, 2004
Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format: Yes [  ]  No [X]

TARPON COAST BANCORP, INC.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Balance Sheets as of June 30, 2004 and December 31, 2003	1
Statements of Operations for the Three Months Ended June 30, 2004 and 2003	2
Statements of Operations for the Six Months Ended June 30, 2004 and 2003	3
Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	4
Item 2. Management’s Discussion and Analysis	7
Item 3. Controls and Procedures	10
PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 6. Exhibits and Reports on Form 8-K	11
SIGNATURES	12
EXHIBITS
Ex-31.1: 302 Certification of CEO
Ex-31.2: 302 Certification of President
Ex-31.3: 302 Certification of CFO
Ex-32.1: 906 Certification of CEO
Ex-32.2: 906 Certification of President
Ex-32.3: 906 Certification of CFO

     PART I – FINANCIAL INFORMATION

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$5,367	$8,039
Federal funds sold	750	4,425

Total cash and cash equivalents	6,117	12,464
Securities available for sale	17,496	20,437
Loans	99,681	83,708
Less allowance for loan losses	(1,113)	(1,007)

Net loans	98,568	82,701
Premises and equipment, net	5,298	5,320
Accrued interest & other assets	2,246	1,635

Total assets	$129,725	$122,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$24,140	$17,279
Interest bearing	93,350	94,673

Total deposits	117,490	111,952
Retail Repurchase Agreements	2,385	624
Accrued interest & other liabilities	172	83

Total liabilities	120,047	112,659
Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	12	12
Additional paid-in capital	10,941	10,941
Deficit	(660)	(970)
Unrealized gain (loss) on securities available for sale	(615)	(85)

Total shareholders’ equity	9,678	9,898

Total liabilities and shareholders’ equity	$129,725	$122,557

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three months ended June 30,
	2004	2003
Interest income:
Interest and fees on loans	$1,395	$1,318
Interest on securities	226	183
Interest on federal funds sold	5	11

Total interest income	1,626	1,512
Interest expense:
Interest on deposits	270	422
Interest on repurchase agreements	2	5

Total interest expense	272	427

Net interest income	1,354	1,085
Provision for loan losses	64	120

Net interest income after provision for loan losses	1,290	965
Non-interest income	331	489
Non-interest expense:
Salaries and benefits	746	783
Occupancy and equipment expense	224	195
Other expense	406	330

Total non-interest expense	1,376	1,308

Income before income taxes	245	146
Income (taxes) benefit	(98)	118

Net income	147	264

Other comprehensive income (loss)	(662)	64

Comprehensive income (loss)	$(515)	$328

Earnings per share:
Basic	$0.12	$0.22

Diluted	$0.12	$0.22

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,222,588	1,186,640

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Six months ended June 30,
	2004	2003
Interest income:
Interest and fees on loans	$2,707	$2,570
Interest on securities	466	370
Interest on federal funds sold	8	18

Total interest income	3,181	2,958
Interest expense:
Interest on deposits	547	843
Interest on repurchase agreements	8	8

Total interest expense	555	851

Net interest income	2,626	2,107
Provision for loan losses	64	169

Net interest income after provision for loan losses	2,562	1,938
Non-interest income	681	928
Non-interest expense:
Salaries and benefits	1,546	1,563
Occupancy and equipment expense	438	401
Other expense	745	669

Total non-interest expense	2,729	2,633

Income before income taxes	514	233
Income (taxes) benefit	(204)	200

Net income	310	433

Other comprehensive income (loss)	(530)	(56)

Comprehensive income (loss)	$(220)	$377

Earnings per share:
Basic	$0.26	$0.36

Diluted	$0.25	$0.36

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,222,588	1,186,640

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$310	$433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	169	194
Provision for loan losses	64	169
Deferred tax provision (benefit)	204	(200)
(Increase) Decrease in accrued interest and other assets	(379)	(163)
Increase (Decrease) in accrued interest and other liabilities	89	(391)

Total adjustments	147	(391)

Net cash provided by operating activities	457	42

Cash flows from investing activities:
Net increase in loans	(15,931)	(10,721)
Purchases of securities available for sale	(963)	(9,876)
Maturities of securities available for sale	3,103	7,189
Purchase of restricted securities	(165)
Purchases of premises and equipment	(147)	(19)

Net cash used in investing activities	(14,103)	(13,427)

Cash flows from financing activities:
Increase in deposits	5,538	14,179
Increase in retail repurchase agreements	1,761	2,657

Net cash provided by financing activities	7,299	16,836

Increase (Decrease) in cash and cash equivalents	(6,347)	3,451
Cash and cash equivalents, beginning of period	12,464	8,053

Cash and cash equivalents, end of period	$6,117	11,504

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$565	$855

Cash paid during the period for income taxes	$—	$—

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2004

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION:

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Earnings per Share:

     Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income as reported	$147	$264	$310	$433
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	$11	$11	$22	$22

Pro forma net income	$136	$253	$288	$411

Basic income per share as reported	$0.12	$0.22	$0.26	$0.36

Basic pro forma income per share	$0.12	$0.21	$0.24	$0.35

Diluted income per share as reported	$0.12	$0.22	$0.25	$0.36

Diluted pro forma income per share	$0.11	$0.21	$0.24	$0.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the period ended June 30, 2004:

Financial Condition

At June 30, 2004, the Company had approximately $117.5 million in deposits and $2.4 million in customer repurchase agreements as compared to $112 million and $0.6 million, respectively, at December 31, 2003. Stockholders’ equity comprised $9.7 million at June 30, 2004 and $9.9 million at December 31, 2003, the change comprising net income for the period of $310,000 less unrealized losses in the Company’s investment portfolio of $530,000.

To June 30, 2004, the Company used these funds to generate $99.7 million in outstanding loans ($83.7 million at December 31, 2003). At June 30, 2004 the Company also had approximately $29.5 million in unfunded loan commitments. Non-performing assets totaled $150,000 at June 30, 2004 and are comprised of one junior lien on a residential property. Non-performing assets at December 31, 2003 totaled $227,000.

The Company continues to experience significant demand for lending and deposit relationships due largely to the continuing growth in the area’s population and the consequential demand for property, goods and services. Accordingly, the Company has realized substantial increases in loans and deposits outstanding and anticipates that, under current economic conditions, such demand will continue.

At June 30, 2004 the Company held approximately $17.5 million ($20.4 million at December 31, 2003) in investment securities and carried premises and equipment of $5.3 million at both June 30, 2004 and December 31, 2003. The Company’s remaining liquidity at June 30, 2004, less current cash reserve requirements, was invested in overnight federal funds of $750,000($4.4 million at December 31, 2003).

In December of 2003, the Company acquired a site in Punta Gorda, Florida to construct and house its fourth full-service banking center. The Company anticipates opening in a modular banking facility in the third quarter of 2004 while the permanent facility is being readied.

Results of Operations

For the three-month period ended June 30, 2004, the Company reported net income of $147,000, compared to net income of $264,000 for the comparable period in 2003. Pre-tax income for the three-month period ending June 30, 2004 was $245,000 compared to $146,000 for the same period in 2003. Net income for the current period reflects a tax provision of $98,000 or that amount that is proportionate with current federal and state income tax rates applied to pre-tax income, while net income for the three month period ended June 30, 2003 was favorably and disproportionately impacted by the recognition of $118,000 in previously unrecognized net operating loss carry-forward deferred tax benefits. Net income for the six-month periods ended June 30, 2004 and

2003 of $310,000 and $433,000 also bear disproportionate results to pre-tax incomes of $514,000 and $233,000, respectively, as a consequence of the recognition of loss carry-forward deferred tax benefits of $200,000 in 2003. All such net operating loss carry-forward deferred tax benefits were fully recognized at December 31, 2003. Accordingly, current year and future pre-tax income will bear tax provisions at rates of tax consistent with that applied to the most current reporting period.

Interest income for the comparable three-month periods ended June 30 was $1,626,000 in 2004 and $1,512,000 in 2003 or a yield on average earning assets of 5.77% and 6.13%, respectively. Net interest income was $1,354,000 in 2004 and $1,085,000 in 2003 (net interest margins of 4.81% and 4.40%, respectively) after deducting interest expense of $272,000 in 2004 and $427,000 in 2003 or an average rate paid on interest-bearing funds of 1.14% and 1.93%, respectively. Rate variances between the comparable three-month periods of 2004 and 2003 increased net interest income approximately $114,000 while corresponding volume variances contributed another $155,000.

For the comparable six-month periods ended June 30, interest income was $3,181,000 in 2004 and $2,958,000 in 2003 or an average yield of 5.80% and 6.28%, respectively. Net interest income was $2,626,000 in 2004 and $2,107,000 in 2003 (net interest margins of 4.79% and 4.48%, respectively) after deducting interest expense of $555,000 in 2004 and $851,000 in 2003 or an average interest-bearing funds rate of 1.18% and 2.01%, respectively.

The declines in yields earned on interest-earning assets and paid on interest-bearing funds are reflective of the aggressive rate cutting posture maintained by the Federal Reserve since 2001 and into 2004. For the three and six-month periods ended June 30, 2004, net interest margins continued to experience improvement over the corresponding periods of a year ago as the Bank generated larger savings from decreasing rates paid on interest-bearing funds than income given up from declining yields on interest-earning assets. While the Federal Reserve has begun to tighten rates, management does not anticipate this policy decision will have a significant negative impact on the Company’s net interest margins unless markets rates were to increase precipitously.

Provisions for loan losses of $0 and $64,000 for the three and six-month periods ended June 30, 2004, respectively, were based on the Bank’s loss experience together with its assessment of the potential impacts of current economic conditions on the credit quality of the portfolio, including the analysis of potential problem credits for impairment, supplemented with peer industry loss data of comparably sized and positioned commercial banks. Significant to this assessment in 2004 was net recovery of previously charged-off loan balances of approximately $42,000 in the first quarter of the year that served to replenish the allowance for loan losses.

Non-interest income is comprised principally of service charges on deposit accounts, fees on residential lending secondary market activities and fees and commissions from the sale of insurance and investment products. Non-interest income aggregated $331,000 and $489,000 for the three-month periods ended June 30, 2004 and 2003, respectively, and $681,000 and 928,000 for the comparable six-month periods. Amounts for the three-month periods ended June 30, 2004 and 2003 include commission and fee income from the sales of insurance and investment products aggregating $114,000 and $152,000, respectively, and $267,000 and $290,000 for the comparable six-month periods. Residential lending secondary market activities generated fee income of $137,000 for the three month period ending June 30, 2004 compared with $228,000 for the corresponding period in 2003, and $250,000 for the first six months of 2004 compared to $430,000 in 2003. While an active refinancing market had aided fee income from residential secondary market activities over the last two fiscal years, the demand for such has declined with rising rates together with the saturation in the potential market for refinancing. This condition is expected to continue however it is not anticipated to have a material adverse impact, as most expenses associated with this activity are incremental and direct in nature. The balance of the increase in non-interest income is generally consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods ended June 30, 2004 and 2003 were $1,376,000 and $1,308,000 comprised principally of salaries and benefits ($746,000 in 2004 and $783,000 in 2003) and occupancy costs ($224,000 in 2004 and $195,000 in 2003). For the comparable six-month periods ended June 30, 2004 and 2003, non-interest expenses were $2,729,000 and $2,633,000, respectively, comprised principally of salaries and benefits ($1,546,000 in 2004 and $1,563,000 in 2003) and occupancy costs ($438,000 in 2004 and $401,000 in 2003). At June 30, 2004 the Company had 59 employees compared to 54 employees a year earlier, and at both period ends had three full-service banking offices, a residential mortgage center and an operations center.

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

Liquidity and Capital Resources

The Company utilizes its investment portfolio principally as a source of liquidity. Deposit growth, to the extent not necessary to maintain liquidity, is generally utilized to fund loan demand. At June 31, 2004, the Company had unencumbered overnight liquidity aggregating approximately $14.7 million to meet its current liquidity needs. In addition, if needed, the Company has $6.5 million in credit facilities available through correspondent banks and maintains outlets for the sale and/or participation of loans from its portfolio.

Management of the Company strives to maintain capital at levels sufficient to be considered “well capitalized” under regulatory guidelines. At June 30, 2004, capital levels were sufficient for this purpose. When planning its growth and expansion strategies, the Company’s practice is to ensure its “well capitalized” position is maintained at all times, taking into account current capital levels together with the reinvestment of earnings.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On July 26, 2004, the Company held its annual meeting of shareholders during which James C. Brown, Gina D. Hahn and Larry A. Tenbusch, were re-elected to the Company’s Board of Directors to serve three-year terms. In each case, 1,135,151 or 96.0% of all shares entitled to vote were cast in favor of the measure with no shares dissenting. In addition to Messrs. Brown, Tenbusch and Ms. Hahn, the following individuals serve as continuing directors until their respective terms expire: Lewis S. Albert, Chairman and Chief Executive Officer, Mark O. Asperilla, James R. Baker, Billie A. Barger, Gerald P. Flagel, and Todd H. Katz, Vice Chairman and President of the Company. There were no other matters submitted to a vote of security holders during the second quarter of 2004.

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

Form 8-K Current Report dated April 21, 2004 announcing Results of Operations and Financial Condition for the three-month period ended March 31, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: July 26, 2004	/s/ George E. Cline, III
George E. Cline, III
Chief Financial Officer

Date: July 26, 2004	/s/ Todd H. Katz
Todd H. Katz
President

Date: July 26, 2004	/s/ Lewis S. Albert
Lewis S. Albert
Chief Executive Officer