Form 10QSB
period 2004-09-30
TARPON COAST BANCORP INC
filed 2004-11-10
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of October 25, 2004
Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format:          Yes [  ] No [X]

TARPON COAST BANCORP, INC.

PART I – FINANCIAL INFORMATION

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$6,383	$8,039
Federal funds sold	8,204	4,425

Total cash and cash equivalents	14,587	12,464
Securities available for sale	17,386	20,437
Loans	101,064	83,708
Less allowance for loan losses	(1,102)	(1,007)

Net loans	99,962	82,701
Premises and equipment, net	5,366	5,320
Accrued interest & other assets	1,649	1,635

Total assets	$138,950	$122,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$26,247	$17,279
Interest bearing	97,742	94,673

Total deposits	123,989	111,952
Retail Repurchase Agreements	4,245	624
Accrued interest & other liabilities	267	83

Total liabilities	128,501	112,659
Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	12	12
Additional paid-in capital	10,941	10,941
Deficit	(531)	(970)
Unrealized gain (loss) on securities available for sale	27	(85)

Total shareholders’ equity	10,449	9,898

Total liabilities and shareholders’ equity	$138,950	$122,557

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three months ended September 30,
	2004	2003
Interest income:
Interest and fees on loans	$1,516	$1,321
Interest on securities	226	192
Interest on federal funds sold	12	14

Total interest income	1,754	1,527
Interest expense:
Interest on deposits	287	399
Interest on repurchase agreements	6	5

Total interest expense	293	404

Net interest income	1,461	1,123
Provision for loan losses	33	22

Net interest income after provision for loan losses	1,428	1,101
Non-interest income	278	418
Non-interest expense:
Salaries and benefits	791	768
Occupancy and equipment expense	208	200
Other expense	493	347

Total non-interest expense	1,492	1,315

Income before income taxes	214	204
Income (taxes) benefit	(85)	65

Net income	129	269

Other comprehensive income (loss)	642	(171)

Comprehensive income (loss)	$771	$98

Earnings per share:
Basic	$0.11	$0.23

Diluted	$0.11	$0.22

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,225,974	1,199,322

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Nine months ended September 30,
	2004	2003
Interest income:
Interest and fees on loans	$4,223	$3,891
Interest on securities	692	562
Interest on federal funds sold	20	32

Total interest income	4,935	4,485
Interest expense:
Interest on deposits	834	1,242
Interest on repurchase agreements	14	13

Total interest expense	848	1,255

Net interest income	4,087	3,230
Provision for loan losses	97	191

Net interest income after provision for loan losses	3,990	3,039
Non-interest income	959	1,346
Non-interest expense:
Salaries and benefits	2,337	2,331
Occupancy and equipment expense	646	601
Other expense	1,238	1,016

Total non-interest expense	4,221	3,948

Income before income taxes	728	437
Income (taxes) benefit	(289)	265

Net income	439	702

Other comprehensive income (loss)	112	(226)

Comprehensive income (loss)	$551	$476

Earnings per share:
Basic	$0.37	$0.59

Diluted	$0.36	$0.59

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,225,974	1,199,322

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Nine months ended september 30,
	2004	2003
Cash flows from operating activities:
Net income	$439	$702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	247	285
Provision for loan losses	97	191
Deferred tax provision (benefit)	289	(265)
(Increase) Decrease in accrued interest and other assets	(197)	(160)
Increase (Decrease) in accrued interest and other liabilities	184	(340)

Total adjustments	620	(289)

Net cash provided by operating activities	1,059	413

Cash flows from investing activities:
Net increase in loans	(17,358)	(11,590)
Purchases of securities available for sale	(963)	(16,834)
Maturities of securities available for sale	4,185	9,145
Purchase of restricted securities	(165)
Purchases of premises and equipment	(293)	(32)

Net cash used in investing activities	(14,594)	(19,311)

Cash flows from financing activities:
Increase in deposits	12,037	23,328
Increase in retail repurchase agreements	3,621	914

Net cash provided by financing activities	15,658	24,242

Increase (Decrease) in cash and cash equivalents	2,123	5,344
Cash and cash equivalents, beginning of period	12,464	8,053

Cash and cash equivalents, end of period	$14,587	13,397

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$857	$1,260

Cash paid during the period for income taxes	$—	$—

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

NOTE A — ORGANIZATION AND BASIS OF PRESENTATION:

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income as reported	$129	$269	$439	$702
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	$11	$9	$33	$32

Pro forma net income	$118	$260	$406	$670

Basic income per share as reported	$0.11	$0.23	$0.37	$0.59

Basic pro forma income per share	$0.10	$0.22	$0.34	$0.57

Diluted income per share as reported	$0.11	$0.22	$0.36	$0.59

Diluted pro forma income per share	$0.10	$0.22	$0.33	$0.56

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the period ended September 30, 2004. Except for historical information contained herein, this quarterly report contains comments or information that constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involves significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements.

Impact of Hurricane Season:

The 2004 hurricane season provided the Company a challenge as Hurricane Charley, a category 4 storm, made a direct hit on our primary market area and Hurricanes Frances and Jeanne further impacted the communities we serve. The following summarizes the impacts that have been experienced to date:

Facilities – While there was no appreciable damage to any of the Company’s facilities, power, communication, and security links were down for four business days, restricting the Bank’s ability to conduct business, other than accepting deposits and cashing checks through our drive through windows. The storms also had the effect of deferring our ability to open our temporary modular banking facility in Punta Gorda that was planned for September, but will now open in November of this year.

Lending Activities – The conduct of business in the wake of Hurricane Charley, together with the threats brought by subsequent storms, has been significantly impacted. In many instances, plans for the development and expansion of commerce have been replaced with plans for recovery and redevelopment. Permitting activity has since focused on repairing and rebuilding. As a consequence, new housing and commercial building starts have since slowed. Accordingly, in the third quarter, fee income from the sale of residential loans in the secondary market declined disproportionately compared to historical demand and loan demand overall has slowed. Management believes these conditions to be near-term issues and expects demand for these products to rebound by early in 2005 as the redevelopment process takes hold.

Credit Quality – In the aftermath of Hurricane Charley, management of the Company evaluated all significant lending relationships and, in order to grant some relief, offered to defer principal payments (while continuing to collect interest) for up to six months in those cases where the underlying businesses or homes sustained heavy damage. At September 30, 2004, the Company has not experienced any payment defaults and had no loans delinquent as to the payment of principal or interest in excess of 30 days that have not been brought current. While it is premature to conclude the ultimate impact of the hurricanes on the credit quality of the loan portfolio, management believes that it has identified potential problem loans and has adequate reserves to absorb any risks introduced as a result of the storms.

Retail Activities — Retail banking customers have since focused on maintaining liquid funds. As such, consumer interest in insurance and investment products has also been negatively impacted, resulting in reduced commission income in the third quarter when compared to historical levels. It is management’s belief that once repairs and replacements have been completed, consumers will refocus on investment alternatives.

Liquidity – The Company has seen a recent surge in demand deposit account balances largely as a consequence of the influx of insurance and FEMA damage remittances. Management recognizes that these funds are temporary and is placing these balances in short-term, principally overnight, investments to ensure it can meet the demand for these funds as repairs and reconstruction commence. Management believes that the Company has ample liquidity to meet this demand together with the likelihood of increasing loan demand. See “Liquidity and Capital Resources” below.

Financial Condition

At September 30, 2004, the Company had $124 million in deposits and $4.2 million in customer repurchase agreements as compared to $112 million and $0.6 million, respectively, at December 31, 2003. Stockholders’ equity was $10.4 million at September 30, 2004 and $9.9 million at December 31, 2003, the change comprising net income for the period of $439,000 together with unrealized gains in the Company’s investment portfolio of $112,000.

To September 30, 2004, the Company used these funds to generate $101.1 million in outstanding loans ($83.7 million at December 31, 2003). At September 30, 2004 the Company also had approximately $42.7 million in unfunded loan commitments. Non-performing assets totaled $150,000 at September 30, 2004 and are comprised of one junior lien on a residential property. Non-performing assets at December 31, 2003 totaled $227,000.

The Company continues to experience significant demand for lending and deposit relationships due largely to the continuing growth in the area’s population and the consequential demand for property, goods and services. Accordingly, the Company has realized substantial increases in loans and deposits outstanding and anticipates that, except for the near-term conditions discussed above under the caption "Impact of Hurricane Season," such demand will continue.

At September 30, 2004 the Company held approximately $17.4 million ($20.4 million at December 31, 2003) in investment securities and carried premises and equipment of approximately $5.3 million at both September 30, 2004 and December 31, 2003. The Company’s remaining liquidity at September 30, 2004, less current cash reserve requirements, was invested in overnight federal funds of $8.2 million($4.4 million at December 31, 2003).

In December of 2003, the Company acquired a site in Punta Gorda, Florida to construct and house its fourth full-service banking center. The Company anticipates opening in a modular banking facility in the fourth quarter of 2004 while the permanent facility is being readied.

Results of Operations

For the three-month period ended September 30, 2004, the Company reported net income of $129,000, compared to net income of $269,000 for the comparable period in 2003. Pre-tax income for the three-month period ending September 30, 2004 was $214,000 compared to $204,000 for the same period in 2003. Net income for the current period reflects a tax provision of $85,000 or that amount that is proportionate with current federal and state income tax rates applied to pre-tax income, while net income for the three month period ended September 30, 2003 was favorably and disproportionately impacted by the recognition of $65,000 in previously unrecognized net operating loss carry-forward deferred tax benefits.

Net income for the nine-month periods ended September 30, 2004 and 2003 of $439,000 and $702,000 also bear disproportionate results to pre-tax incomes of $728,000 and $437,000, respectively, as a consequence of the recognition of loss carry-forward deferred tax benefits of $265,000 in 2003. All such net operating loss carry-forward deferred tax benefits were fully recognized at December 31, 2003. Accordingly, current year and future pre-tax income will bear tax provisions at rates of tax consistent with that applied to the most current reporting period.

Interest income for the comparable three-month periods ended September 30 was $1,754,000 in 2004 and $1,527,000 in 2003 or a yield on average earning assets of 5.82% and 5.77%, respectively. Net interest income was $1,461,000 in 2004 and $1,123,000 in 2003 (net interest margins of 4.84% and 4.24%, respectively) after deducting interest expense of $293,000 in 2004 and $404,000 in 2003 or an average rate paid on interest-bearing funds of 1.20% and 1.69%, respectively. Rate variances between the comparable three-month periods of 2004 and 2003 increased net interest income approximately $182,000 while corresponding volume variances contributed another $156,000.

For the comparable nine-month periods ended September 30, interest income was $4,935,000 in 2004 and $4,485,000 in 2003 or an average yield of 5.81% and 6.10%, respectively. Net interest income was $4,087,000 in 2004 and $3,230,000 in 2003 (net interest margins of 4.81% and 4.39%, respectively) after deducting interest expense of $848,000 in 2004 and $1,255,000 in 2003 or an average interest-bearing funds rate of 1.19% and 1.91%, respectively.

The yield on interest-earning assets for the most recent quarter increased marginally over that of the corresponding period of 2003 as interest-sensitive assets priced up as a result of rate increases imposed by the Federal Reserve commencing the end of June 2004. Rates paid on interest-bearing funds for the quarter continue to be below those of last year as deposit accounts have yet to price up in response to the Federal Reserve’s recently adopted rate policy. Yields on interest-earning assets and rates paid on interest-bearing liabilities for the corresponding nine-month periods continue to reflect the aggressive rate cutting posture maintained by the Federal Reserve since 2001 and until the summer of 2003. For the three and nine-month periods ended September 30, 2004, net interest margins continued to experience improvement over the corresponding periods of a year ago as the Bank generated larger savings from decreasing rates paid on interest-bearing funds than income given up from declining yields on interest-earning assets. While the Federal Reserve has adopted a policy to tighten rates, management does not anticipate this policy decision will have a significant negative impact on the Company’s net interest margins unless markets rates were to increase precipitously.

Provisions for loan losses of $33,000 and $97,000 for the three and nine-month periods ended September 30, 2004, respectively, were based on the Bank’s loss experience together with its assessment of the potential impacts of current economic conditions on the credit quality of the portfolio, including the analysis of potential problem credits for impairment, supplemented with peer industry loss data of comparably sized and positioned commercial banks.

Non-interest income is comprised principally of service charges on deposit accounts, fees on residential lending secondary market activities and fees and commissions from the sale of insurance and investment products. Non-interest income aggregated $278,000 and $418,000 for the three-month periods ended September 30, 2004 and 2003, respectively, and $959,000 and $1,346,000 for the comparable nine-month periods. Amounts for the three-month periods ended September 30, 2004 and 2003 include commission and fee income from the sales of insurance and investment products aggregating $105,000 and $127,000, respectively, and $372,000 and $417,000 for the comparable nine-month periods. Residential lending secondary market activities generated fee income of $90,000 for the three month period ending September 30, 2004 compared with $194,000 for the corresponding period in 2003, and $340,000 for the first nine months of 2004 compared to $624,000 in 2003. While an active refinancing market had aided fee income from residential secondary market activities in 2003 and 2004, the demand for such has declined with rising rates together with the saturation in the potential market for refinancing. This condition is expected to continue however it is not anticipated to have a material adverse impact, as most expenses associated with this activity are incremental and direct in nature. The balance of the increase in non-interest income is generally consistent with the increase in the volume of deposit activity.

Non-interest expenses for the comparable three-month periods ended September 30, 2004 and 2003 were $1,492,000 and $1,315,000 comprised principally of salaries and benefits ($791,000 in 2004 and $768,000 in 2003) and occupancy costs ($208,000 in 2004 and $200,000 in 2003). For the comparable nine-month periods ended September 30, 2004 and 2003, non-interest expenses were $4,221,000 and $3,948,000, respectively, comprised principally of salaries and benefits ($2,337,000 in 2004 and $2,331,000 in 2003) and occupancy costs ($646,000 in 2004 and $601,000 in 2003). At September 30, 2004 the Company had 59 employees compared to 54 employees a year earlier, and at both period ends had three full-service banking offices, a residential mortgage center and an operations center. Included in non-interest expense in the third quarter of 2004 is the charge-off of an overdraft for $125,000 from a customer that fell prey to a foreign counterfeit check scheme. The Company is pursuing all remedies available to attempt to effect recovery.

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

Liquidity and Capital Resources

The Company utilizes its investment portfolio principally as a source of liquidity. Deposit growth, to the extent not necessary to maintain liquidity, is generally utilized to fund loan demand. At September 30, 2004, the Company had unencumbered overnight liquidity aggregating approximately $20.2 million to meet its current liquidity needs. In addition, if needed, the Company has $12.5 million in credit facilities available through correspondent banks and maintains outlets for the sale and/or participation of loans from its portfolio.

Management of the Company strives to maintain capital at levels sufficient to be considered “well capitalized” under regulatory guidelines. At September 30, 2004, capital levels were sufficient for this purpose. When planning its growth and expansion strategies, the Company’s practice is to ensure its “well capitalized” position is maintained at all times, taking into account current capital levels together with the reinvestment of earnings.

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

Form 8-K Current Report dated July 23, 2004 announcing Results of Operations and Financial Condition for the three-month period ended June 30, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: October 25, 2004	/s/ George E. Cline, III George E. Cline, III Chief Financial Officer

Date: October 25, 2004	/s/ Todd H. Katz Todd H. Katz President

Date: October 25, 2004	/s/ Lewis S. Albert Lewis S. Albert Chief Executive Officer