Form 10KSB
period 2004-12-31
TARPON COAST BANCORP INC
filed 2005-03-31
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION REPORT FROM TO
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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐.

Check if the is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant’s revenues for its most recent fiscal year were $6,764,000.

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 1, 2005 based on the average bid and ask price of the common stock of $25.97 per share was $27,240,842. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company’s common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer’s common stock, as of March 8, 2005: 1,182,151 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2004 Annual Report to Shareholders are incorporated by reference in answer to Items 5, 6, and 7 of Part II of this report.

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

     On February 23, 2005, the Company entered into an Agreement and Plan of Merger (“Agreement”) with First Busey Corporation (“FBC”) and FBC Acquisition III Corp.(a wholly owned subsidiary of FBC), which provides for the acquisition of the Company by FBC. Under the terms of the Agreement, shares of Company common stock will be converted into shares of FBC common stock and cash, subject to the stock and cash parameters and proration provisions of the Agreement. The closing of the acquisition is subject to a number of conditions, including receipt of prior approval from the bank regulatory agencies and approval of the Agreement by the shareholders of the Company.

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

     The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2004 and 2003. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:

Average Consolidated Balance Sheets

	Year Ended December 31,
	2004	2003
Assets
Cash and Due from Banks	$6,609,000	$6,934,000

Federal Funds Sold	4,306,000	4,029,000
Taxable Securities	19,706,000	17,082,000
Net Loans	94,245,000	79,622,000

Total Earning Assets	118,257,000	100,733,000

Other Assets	7,403,000	6,386,000

Total Assets	$132,269,000	$114,053,000

Liabilities and Stockholders’ Equity
Non-Interest Bearing Deposits	$24,762,000	$14,427,000
Savings Deposits	30,902,000	25,099,000
Time Deposits	28,646,000	32,936,000
Other Interest Bearing Deposits	34,518,000	29,775,000
Other Borrowings	2,800,000	2,074,000
Other Liabilities	255,000	303,000

Total Liabilities	121,883,000	104,614,000

Stockholders’ Equity	10,386,000	9,439,000

Total Liabilities and Stockholders’ Equity	$132,269,000	$114,053,000

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

The following is an analysis of maturities of loans as of December 31, 2004:

	Due in	Due in	Due After
Type of Loan	1 year or less	1 to 5 years	5 years	Total
Commercial, financial and agricultural	$2,325,000	$4,585,000	$420,000	$7,330,000
Commercial real estate	682,000	9,581,000	28,823,000	39,086,000
Residential real estate	4,692,000	323,000	38,057,000	43,072,000
Consumer loans	1,884,000	1,543,000	4,801,000	8,228,000
Lines of credit	719,000	1,150,000	4,360,000	6,229,000

Total	$10,302,000	$17,182,000	$76,461,000	$103,945,000

     The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans at December 31, 2004 and 2003.

	December 31,
Type of Loan	2004	2003
Commercial, financial and agricultural	$7,330,000	$8,419,000
Commercial real estate	39,086,000	30,347,000
Residential real estate	43,072,000	31,856,000
Consumer loans	8,228,000	8,658,000
Lines of credit	6,229,000	4,593,000

Subtotal	103,945,000	83,873,000

Deferred costs (fees), net	212,000	(165,000)
Allowance for losses	(1,148,000)	(1,007,000)

Net loans	$103,009,000	$82,701,000

     All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

     At December 31, 2004, the amount of loans due after one year with predetermined interest rates totaled approximately $33,044,000 while the amount of loans due after one year with variable interest rates totaled approximately $60,599,000.

     Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

     At December 31, 2004, the Company had $145,000 in non-accruing loans, comprised of one residential loan. During 2004, the aggregate amount of interest income that would have been recorded had this loan been accruing interest was $6,515, while amounts recorded as interest income on these loans aggregated $0 for the year. At December 31, 2003, the Company had $227,000 in non-accruing loans that, if accruing interest, would have earned $12,786 during the year but which the Company collected and recorded $2,108 in income. Otherwise, at December 31, 2004 and 2003, there were no other loans which were accounted for on a non-accrual basis, no loans accruing interest which were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt restructurings.

Summary of Loan Loss Experience

     An analysis of the Company’s allowance for loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 2004 and 2003.

Type of Loan	2004	2003
Balance at beginning of period	$1,007,000	$916,000

Charge-offs:
Consumer	36,000	0
Commercial	44,000	131,000
Residential	0	0
Recoveries:
Consumer	5,000	0
Commercial	86,000	9,000
Residential	0	0

Net charge-offs (recoveries)	(11,000)	122,000

Provision for losses charged to operations	130,000	213,000

Balance at end of period	$1,148,000	$1,007,000

Asset Quality Ratios:	2004		2003
Net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.01%)		0.15%

Allowance for loan losses to total loans	1.10%		1.20%

Allowance for loan losses to non-performing loans	7.92	X	4.43	X

Non-performing loans to total loans	0.14%		0.27%

Non-performing assets to total assets	0.10%		0.19%

At December 31, 2004 and 2003 the allowance for loan losses was generally allocated as follows:

	2004		2003
		Percent of		Percent of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$282,000	7.1%	$227,000	10.0%

Commercial real estate	399,000	37.6%	385,000	36.2%

Residential real estate	195,000	41.4%	103,000	338.0%

Consumer	272,000	13.9%	292,000	15.8%

Total	$1,148,000	100.0%	$1,007,000	100.0%

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

The following table presents, at December 31, 2004 and 2003, the carrying value of the Company’s investments:

	December 31,
Investment Category	2004	2003
Obligations of U.S. Treasury and other U.S. Government Agencies	$27,135,000	$20,437,000
State and political subdivisions	0	0
Other securities	2,000,000	0

Total	$29,135,000	$20,437,000

     The following table indicates the respective maturities and weighted average yields of securities available for sale as of December 31, 2004:

	Amount	Weighted Average Yield
Obligations of U.S. Treasury and other U.S. Government Agencies:
0 - 1 Yr	$9,568,000	2.91%
1 - 5 Yrs	13,197,000	4.31%
5 - 10 Yrs	1,979,000	6.10%
Over 10 years	2,391,000	5.33%

Total	$27,135,000	4.04%

Other securities:
0-1 Yr	$2,000,000	2.18%

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

     The following table presents, for the years ended December 31, 2004 and 2003, the average amount of and average rate paid on each of the following deposit categories.

Deposit Category	Average Amount		Average Rate Paid
	2004	2003	2004	2003
Non interest-bearing demand deposits	$24,762,000	$14,427,000	N/A	N/A

Deposit Category	Average Amount		Average Rate Paid
	2004	2003	2004	2003
Savings deposits	$30,902,000	$25,099,000	0.94%	1.43%

Time deposits	$28,646,000	$32,936,000	2.44%	2.72%

Other interest bearing deposits	$34,518,000	$29,775,000	0.41%	1.09%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2004:

Time Certificates
Of Deposits
3 months of less	$1,938,000
4 – 6 months	2,563,000
7 –12 months	5,017,000
Over 12 months	2,496,000

Total	$12,014,000

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Return on Average Assets	0.49%	1.03%
Return on Average Equity	6.27%	12.42%
Average Equity to Average Assets Ratio	7.85%	8.28%

Short-term Borrowings

The Banks enter into various arrangements with customers to sell securities under agreements to repurchase (“Repurchase Agreements”). The Repurchase Agreements have been accounted for as short-term borrowings with the obligation to repurchase the securities reflected as a non-deposit interest-bearing liability. Amounts pertaining to Repurchase Agreements for the years ended December 31, 2004 and 2003 were as follows:

	2004		2003
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Balances at End of Year	$2,686,000	1.60%	$624,000	0.86%
Maximum Outstanding During the Year	$4,585,000	—	$3,466,000	—
Average Balance for the Year	$2,594,000	0.80%	$2,074,000	0.88%

For the years ended December 31, 2004 and 2003, the Company had no other category of borrowings.

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

     The Bank sells loan participations to correspondent banks with respect to loans that exceed the Bank’s lending limits. Management of the Bank has established a correspondent relationship with the Independent Bankers’ Bank of Florida, Orlando, Florida and SunTrust Bank.

Employees

     At December 31, 2004, the Company employed 60 persons full-time and 2 persons part-time, including 13 officers. The Company considers its relations with its employees to be satisfactory. The Company will hire additional persons as needed on a full-time and part-time basis to support its growth objectives.

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

     Gramm-Leach-Bliley Act. In 1999, the Gramm-Leach-Bliley Act was signed into law which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

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

     Dividends. Dividends from the Bank constitute the primary source of funds for dividends to be paid by the Company. There also are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit, or otherwise supply funds to the Company. As a national bank, the Bank may not pay cash dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Florida law applicable to companies (including the Company) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

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

     The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. These capital guidelines can affect the Company in several ways. At December 31, 2004 the Company met the capital ratios required to be maintained by well-capitalized institutions.

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

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company (such as the Company) and the OCC before acquiring control of any national bank (such as the Bank). Upon receipt of such notice, the Federal Reserve or the OCC, as the case may be, may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or state bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company currently conducts its banking operations through four full-service banking offices; one that serves as the Company’s executive offices and also the main office of the Bank, located in the community of Port Charlotte, Charlotte County, Florida; one located in the City of North Port, Sarasota County, Florida; one located in the community of Englewood, Sarasota County, Florida; and one located in the City of Punta Gorda, Charlotte County, Florida. The Company owns the land and premises of each of these facilities except for a temporary modular banking facility on the Punta Gorda site. The Company also leases commercial office space to house its mortgage center offices and its operations center.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or subsidiaries are a party or of which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter ended December 31, 2004 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is hereby incorporated by reference from the Company’s 2004 Annual Report to Shareholders, page 10. The Annual Report is filed as an exhibit to this report on Form 10-KSB. The Company did not repurchase any shares in 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

     The information required by Item 6 is hereby incorporated by reference from the Company’s 2004 Annual Report to Shareholders, pages 2-9. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

     The information required by Item 7 is hereby incorporated by reference from the Company’s 2004 Annual Report to Shareholders, pages 11-34. The Annual Report is filed as an exhibit to this report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 8A CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings under the Securities and Exchange Act of 1934.

Item 8B OTHER INFORMATION

     Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

     The following table sets forth the name of each director of the Company; a description of his or her position and offices with the Company other than as a director, if any; a brief description of his or her principal occupation and business experience during at least the last five years; and certain other information including the director’s age and the number of shares of Company Common Stock beneficially owned by the director on March 1, 2005. Each of the following individuals is also serving as a director of the Bank.

Amount, Percentage
and
Nature of Beneficial
Director		Ownership
and Year First Elected	Information About	of Company
a Director	Director	Common Stock(1)

MEMBERS OF THE BOARD OF DIRECTORS

CLASS I
Term Expires Annual Meeting 2007

James C. Brown 1997	Mr. Brown has been the President and owner of Miami-Valley Ready Mix of Florida, a concrete manufacturing company headquartered in Port Charlotte, since 1982. Mr. Brown is 66.	17,190 (8) 1.3%

Gina D. Hahn 1997	Mrs. Hahn has served as Vice President of Jewel Equities Corp, a real estate development company she started with her husband, since 1972. She is the mother-in-law of Mr. Katz. Mrs. Hahn is 74.	24,390 (9) 1.8%

Larry A. Tenbusch 1997	Mr. Tenbusch has been the President of Tenbusch Construction, a residential Home builder, since 1983. Mr. Tenbusch is 50.	22,675 (10) 1.7%

CLASS II
Term Expires Annual Meeting 2005

Lewis S. Albert 1997	Mr. Albert has served as Chairman and CEO of the Company and the Bank since 1997. Prior to organizing the Company, Mr. Albert was Senior Vice President and Chief Financial Officer of Southwest Banks, Inc, a multi-bank	35,389 (2) 2.6%

holding company from 1993 to 1997.
Mr. Albert is 52.

Mark O. Asperilla 1997	Dr. Asperilla is a practicing physician who has directed Mark O. Asperilla, M.D., P.A. in Port Charlotte since 1992. Dr. Asperilla is 50.	16,068 1.2	(3) %

Gerald P. Flagel 1997	Mr.Flagel is an attorney and certified public accountant who has offered financial consulting as Gerald P. Flagel & Associates, P.A. in Naples, Florida since 1990. Mr. Flagel is 68.	16,780 1.2	(4) %

CLASS III Term Expires Annual Meeting 2006

James R. Baker 1997	Mr. Baker is retired from J&J Baker Enterprises a bio-solids management operations company based in Punta Gorda which he founded in 1984. Mr. Baker is 67.	13,390 1.0	(5) %

Billie A. Barger 1997	Mr. Barger has 54 years of banking experience and has been a partner and the President of Bar-Ton of Pinellas, Inc., the owner of a service station/food mart since 1989. Mr. Barger is 77.	1,338 *	(6)

Todd H. Katz 1997	Mr. Katz has served as Vice Chairman and President of the Company and the Bank since 1997. Prior to organizing the Company, Mr. Katz served as General Counsel of Southwest Banks, Inc, a multi-bank holding company from 1993 to 1997. Mr. Katz is 39.	47,486 3.5	(7) %

(1)	Information relating to beneficial ownership of Company Common Stock by directors is based upon information furnished by each person using “beneficial ownership” concepts set forth in rules of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Accordingly, nominees and directors continuing in office are named as beneficial owners of shares as to which they may disclaim any beneficial interest. Except as otherwise indicated in the notes to this table, directors possessed sole voting and investment power as to all shares of Company Common Stock set forth opposite their names.

(2)	Includes 21,000 shares, which Mr. Albert has the right to acquire pursuant to presently exercisable stock options.

(3)	Includes 4,068 shares, which Dr. Asperilla has the right to acquire pursuant to presently exercisable stock warrants.

(4)	Includes 6,780 shares, which Mr. Flagel has the right to acquire pursuant to presently exercisable stock warrants.

(5)	Includes 3,390 shares, which Mr. Baker has the right to acquire pursuant to presently exercisable stock warrants.

(6)	Includes 338 shares, which Mr. Barger has the right to acquire pursuant to presently exercisable stock warrants.

(7)	Includes 21,000 shares, which Mr. Katz has the right to acquire pursuant to presently exercisable stock options.

(8)	Includes 3,390 shares, which Mr. Brown has the right to acquire pursuant to presently exercisable stock warrants.

(9)	Includes 3,390 shares which Mrs. Hahn has the right to acquire pursuant to presently exercisable stock warrants.

(10)	Includes 2,034 shares, which Mr. Tenbusch has the right to acquire pursuant to presently exercisable stock warrants.

(*)	Denotes less than 1.0 % ownership.

Executive Officers

     The following lists the executive officers of the Company, all positions held by them in the Company, including the period each such position has been held, a brief account of their business experience during the past five years and certain other information including their ages. Executive officers are appointed annually at the organizational meeting of the Board of Directors, which precedes the Company’s annual meeting of shareholders, to serve until a successor has been duly elected and qualified or until his death, resignation, or removal from office. Information concerning directorships, committee assignments, minor positions and peripheral business interests has not been included.

Name and Position
Held in the Company	Information About Executive Officer
Lewis S. Albert Chairman and Chief Executive Officer	Mr. Albert has served as Chairman and Chief Executive Office of the Company and the Bank since their organization in 1997 and 1998, respectively. Prior to working full time organizing the Company, Mr. Albert served as Senior Vice President and Chief Financial Officer of Southwest Banks, Inc, a multi-bank holding company from 1993 to 1997. Mr. Albert is 52.

Todd H. Katz Vice Chairman and President	Mr. Katz has served as Vice Chairman and President of the Company and the Bank since their organization in 1997 and 1998, respectively. Prior to working full time organizing the Company, Mr. Katz served as General Counsel of Southwest Banks, Inc, a multi-bank holding company from 1993 to 1997. Mr. Katz is 39.

George E. Cline III Senior Vice President and Chief Financial Officer	Mr. Cline has served as Senior Vice President and Chief Financial Officer of the Company since February 1998 and Senior Vice President, Chief Financial Officer and Cashier of the Bank since June 1998. Prior to then, Mr. Cline served as Senior Vice President and Chief Financial Officer of Rutland Bank in St. Petersburg, Florida. Mr. Cline is 60.

Nominating Committee

Director Nomination

The Company has established a Nominating Committee of the Board of Directors consisting of the full board, a majority of who are independent directors as defined under the rules of the National Association of Securities Dealers. The Committee held one meeting during 2004.

The nominating committee of the Board of Directors has the exclusive right to recommend candidates for election as directors to the Board. Board candidates will be considered based upon various criteria, such as their broad-based business and professional skills and experience, business and social perspective, concern for the long-term interests of the shareholders, and personal integrity and judgment. In addition, a director must be willing to apply sound and independent business judgment, be aware of a director’s vital part in the Company’s good corporate citizenship and corporate image, have sufficient time available for meetings and consultation on Company matters, and be willing to assume broad, fiduciary responsibility. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability. The nominating committee will review the qualifications and backgrounds of the directors, as well as the overall composition of the Board, and recommend to the full Board the slate of directors to be nominated for election at the annual meeting of shareholders. The Committee is directed by a Nominating Committee Charter which was attached to the Company’s Proxy Statement dated April 1, 2004 as Exhibit A.

Process for Identifying and Evaluating Nominees

The nominating committee’s process for identifying and evaluating nominees is as follows: in the case of incumbent directors whose terms of office are set to expire, the nominating committee reviews such directors’ overall service to the Company during their term, including the number of meetings attended, the level of participation, the quality of performance, and the transactions of such directors with the Company during their term. In the case of new director candidates, the committee first determines whether the nominee is independent for Nasdaq purposes and meets the criteria set forth above. The nominating committee also may use its network of contacts to compile a list of potential candidates. The committee then meets to discuss and consider such candidates’ qualifications and then chooses a candidate by majority vote.

Shareholder Nominations

The nominating committee will consider director candidates recommended by shareholders provided the procedures set forth below are followed by the shareholders in submitting recommendations. The nominating committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a shareholder or not.

Process for Shareholders to Submit Nominations

Nominations other than those made by the nominating committee shall be made in writing and shall be delivered to the President of the Company at the principal executive offices of the Company not later than the close of business on the 120 day prior to the first anniversary of the date on which the Company first mailed its proxy materials to shareholders for the preceding year’s annual meeting of shareholders. Such nomination and notification shall contain the following information to the extent known to the notifying shareholder:

(a) the names and addresses of the proposed nominee or nominees;

(b) the principal occupation of each proposed nominee;

(c) the total number of shares that to the knowledge of the notifying or nominating shareholders will be voted for each of the proposed nominees;

(d) the name and residence address of each notifying or nominating shareholder;

(e) the number of shares owned by the notifying or nominating shareholder;

(f) the consent of the proposed nominee to serve, if elected; and

(g) all information relating to each nominee and nominating shareholder as would be required to be disclosed in solicitation of proxies for the election of such nominees as directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended and the rules thereunder. Nominations not made in accordance herewith may, in his discretion, be disregarded by the chairman of the meeting, and upon his instructions, the judges of election shall disregard all votes cast for such nomination.

Shareholder Communications with the Board of Directors

Shareholders may communicate with the Board of Directors. Shareholders who wish to communicate with the Board may do so by sending written communications addressed to the Board of Directors of Tarpon Coast Bancorp, Inc., at 1490 Tamiami Trail, Port Charlotte, Florida 33948, attention: President and Vice Chairman. All communications to the President and Vice Chairman will be distributed to each member of the Board.

Director Annual Meeting Attendance

It is the Company’s policy that the directors who are up for election at the annual meeting are not required to attend such annual meeting.

Audit Committee

     The Company has established an Audit Committee of the Board of Directors consisting of Messrs. Baker and Flagel and Dr. Asperilla, each of whom is an independent director as defined under the rules of the National Association of Securities Dealers. The Board of Directors has determined that Mr. Flagel qualifies as an “Audit Committee Financial Expert.” The Audit Committee of the Board is responsible for providing independent, objective oversight and review of the Company’s accounting functions and internal controls. The Audit Committee is governed by a written charter adopted and approved by the Board of Directors.

The responsibilities of the Audit Committee include recommending to the Board an accounting firm to serve as the Company’s independent accountants. The Audit Committee reviews the Company’s financial statements and internal accounting policies and controls; reviews with the independent accountants the scope of their engagement and all material matters relating to financial reporting and accounting procedures of the Bank; as members of the Board of Directors, reviews at regular meetings of the Board loan portfolio information, with particular attention given to classified loans, loans past due, non-performing loans and trends regarding the same; and reviews reports of examination by regulatory authorities. The Audit Committee also, as appropriate, reviews, evaluates, discusses and consults with Company management, the Company internal audit personnel and the independent accountants regarding the following:

•	plan for, and the independent accountants’ report on, each audit of the Company’s financial statements

•	changes in the Company’s accounting practices, principles, controls or methodologies, or in the Company’s financial statements, and recent developments in accounting rules

This year the Audit Committee reviewed the Audit Committee Charter and, after appropriate review and discussion, the Audit Committee determined that the Committee had fulfilled its responsibilities under the Audit Committee Charter.

The Audit Committee is responsible for recommending to the Board that the Company’s financial statements be included in the Company’s annual report. The Committee took a number of steps in making this recommendation for 2004. First, the Audit Committee discussed with the Company’s independent auditors, those matters that the auditors communicated to the Audit Committee under applicable auditing standards, including information concerning the scope and results of the audit. These communications and discussions are intended to assist the Audit Committee in overseeing the financial reporting and disclosure process. Second, the Audit Committee discussed the auditor’s independence with the auditors and received a letter from the auditors regarding independence as required under applicable independence standards for auditors of public companies. This discussion and disclosure informed the Audit Committee of the auditor’s independence, and assisted the Audit Committee in evaluating such independence. Finally, the Audit Committee reviewed and discussed, with Company management and the auditors, the Company’s audited consolidated financial statements as of, and for the year ended, December 31, 2004. Based on the discussions with the auditors concerning the audit, the independence discussions, and the financial statement review, and additional matters deemed relevant and appropriate by the Audit Committee, the Audit Committee recommended to the Board that the Company’s Annual Report on Form 10-K include these financial statements.

Audit Committee

Mark O. Asperilla, M.D.
James R. Baker
Gerald P. Flagel, Audit Committee Chairman

Code of Ethics

The Company has a Code of Ethics that applies to its principal executive officer and principal financial officer (who is also the principal accounting officer), a copy of which is included with this Form 10-KSB as Exhibit 14.

Section 16(a) Reporting Requirements

     Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company, and persons who beneficially own more than 10% of Company Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2004, all filing requirements applicable to reporting persons were met; however, on two occasions, a Form 4 was filed one day late. A Form 4 for Director Larry Tenbusch was filed late in March 2004 due to our reporting service’s error and another Form 4 was filed late in June of 2004 on behalf of Mr. Tenbusch due to the Company’s error. Both errors were immediately corrected.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation and Benefits

     The following table sets forth all cash compensation for the Company’s Chief Executive Officer and President for services to the Company in 2004. Messrs. Albert, Katz and Cline were the only officers who received more than $100,000 in compensation during 2004.

SUMMARY COMPENSATION TABLE

				Long Term Compensation

Annual Compensation					Awards		Payouts

Name
And				Other (1)	Restricted
Principal				Annual	Stock	Options/	LTIP	All Other
Position	Year	Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation (2)

Lewis S. Albert	2004	$182,000	$11,060	$3,925	-0-	-0-	-0-	$5,800
Chairman and Chief	2003	$158,000	-0-	$4,400	-0-	-0-	-0-	$4,740
Executive Officer	2002	$125,400	-0-	$6,498	-0-	-0-	-0-	$3,762
Officer of the Bank

Todd H. Katz	2004	$182,000	$11,060	$3,900	-0-	-0-	-0-	$5,800
Vice Chairman and	2003	$158,000	-0-	$3,600	-0-	-0-	-0-	$4,740
President of the Bank	2002	$125,400	-0-	$3,140	-0-	-0-	-0-	$3,762

George E. Cline III	2004	$110,000	$6,440	-0-	-0-	-0-	-0-	$3,000
Senior Vice President	2003	$92,000	-0-	-0-	-0-	-0-	-0-	$2,695
And Chief Financial	2002	$86,167	-0-	-0-	-0-	-0-	-0-	$2,566
Officer

(1)	Represents club membership.

(2)	Represents amounts contributed by the Bank to accounts in the Section 401(k) Plan.

The Company has an Officer and Employee Stock Option Plan and an Organizers’ Warrant Plan under which shares of its Common Stock are issuable, each of which was previously approved by Company shareholders. The following sets forth certain information regarding these Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of securities remaining
	Number of securities to be	Weighted average exercise	available for future issuance
	issued upon exercise of	price of outstanding	under equity compensation
	outstanding options,	options, warrants and	plans (excluding securities
	warrants and rights (a)	rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders	216,943	$10.14	4,500
Equity compensation plans not approved by security holders	-0-	-0-	-0-
total	216,943	$10.14	4,500

Information on Benefit Plans and Policies

     Stock Option Plan. The Company has an Officers and Employees’ Stock Option Plan for its officers and employees (the “Plan”). The purpose of the Plan is to advance the interests of the Company by affording to the Company’s officers an opportunity to increase their proprietary interest in the continued growth and financial success of the Company. The Plan also reinforces the Company’s efforts to retain and attract highly competent individuals upon whose judgment, initiative, leadership, and continued efforts, the future viability and success of the Company in large measure depends.

     Under the Plan, 125,000 shares of Company Common Stock are reserved for issuance, subject to anti-dilution adjustments. Of this amount, as of March 1, 2005, options for 20,000 shares each at an exercise price of $10.00 were issued to Lewis S. Albert and Todd H. Katz and options for 10,000 shares each were issued to Lewis S. Albert and Todd H. Katz at an exercise price of $ 9.50. Options for 10,000 shares were issued to George E. Cline III, Senior Vice President and Chief Financial Officer at an exercise price of $10.00. The balance of the shares have been issued to various other officers of the Bank as part of their compensation and were issued to Company officers and employees as the Board of Directors in its discretion determined.

     Under the Plan, the Board of Directors may elect to make awards of both incentive stock options intended to meet the requirements of certain sections of the Internal Revenue Code of 1986, as amended, from time to time, and nonqualified stock options which do not meet such requirements.

     The Plan provides for the vesting of 10% of the total stock option award each year beginning with the year during which the option was granted. Any options not exercised within 10 years from the date of grant shall expire. If a participant ceases to be employed by the Company because of disability or death, the participant (or his estate as the case may be) may exercise options, which were exercisable upon such termination of employment for three months (in the case of retirement) and twelve months (in the case of disability or death) after such termination. If a participant ceases to be employed by the Company for any reason except death, disability or retirement, any option or options granted him or her under the Plan, which have not been exercised, shall be deemed cancelled. As provided under the plan as amended, upon any merger, combination, sale of substantially all of the assets of the Company, or a change of control of the Company (as defined in the Plan), all outstanding stock options become immediately exercisable, regardless of how many years have passed since the date of grant. No stock option may be transferred by an optionee otherwise then by will or the laws of descent and distribution, and such stock option is exercisable during the lifetime of the optionee, only by the optionee or a legal guardian or personal representative.

     The Plan is administered by a committee consisting of all members of the Board of Directors of the Company who (at the time they exercise discretion in making decisions under the Plan) are not, and have not at any time for one year prior thereto been, eligible to receive an option under the Plan. The Board of Directors, at the recommendation of Executive Management, determines, subject to the provisions of the Plan, which employees will receive options, the numbers of shares to be optioned to any employee, the date of grant of each option, and all other terms and conditions governing each option.

     The Board of Directors may at any time amend or terminate the Plan; however, without the approval of the shareholders of the Company, the Board may not amend the Plan to increase the aggregate number of shares for which options may be granted (except as may be necessary to adjust for certain antidilution events) or alter the class of persons eligible to receive options under the Plan. No amendment or termination of the Plan may, without the consent of the optionee, adversely affect the rights of any options with respect to an option or the unexercised portion thereof.

There were no option grants in the last fiscal year to Messrs. Albert and Katz as of December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
OPTION/SAR VALUES

Number of
			Securities	Value of
			Underlying	Unexercised
	Shares		Unexercised	in-the-Money
	Acquired		Options/SARs	Options/SARs
	On	Value	at FY-End (#)	at FY-End($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable

Lewis S. Albert	0	0	21,000/9,000	$202,000/$88,000

Todd H. Katz	0	0	21,000/9,000	$202,000/$88,000

George E. Cline III	0	0	7,000/3,000	$76,000/$19,000

Employment Agreement. The Company has entered into Employment Agreements with Lewis S. Albert, Todd H. Katz and George E. Cline III. In 2004, a base annual salary of $182,000 was paid to each of Messrs. Albert and Katz. This figure was $158,000 for 2004. Mr. Cline was paid base salaries of $110,000 in 2004 and $92,000 in 2003. The Agreements also include provisions for club memberships, disability insurance and life insurance policies in the amount of $200,000 each.

     New Agreements were executed with Messrs. Albert, Katz and Cline to cover the two-year period beginning January 1, 2004. Each Agreement terminates on December 31, 2005 and is terminable by the Company for “cause”, as defined in the Agreement at any time upon written notice to the executive. Generally, the Agreement also provides that (i) upon termination of the agreement for “cause”, the executive is entitled to salary and accrued and unpaid bonus amounts up to the date of such termination; (ii) upon termination of the Agreements “without cause”, the executive is entitled to a lump sum payment equivalent to 100% of the compensation received or due in the previous twelve months; and (iii) upon the death of the executive, the executive’s estate will be entitled to receive any accrued and unpaid salary at the date of death through the end of the month in which executive death occurred, plus an amount equal to 90 days salary. The Company also must provide the executive’s survivors with any benefits it provided the executive for such additional 90 day. The executive also will have been deemed to be terminated without cause if there is a change in control (as defined in the Agreement).

     Profit Sharing Plan. The Bank has adopted a 401(k) Profit Sharing Plan. Employees are eligible to participate after meeting certain length of service requirements. Each year, participants may elect to defer up to 20% of compensation instead of receiving that amount in cash. The Bank may contribute a matching amount up to half of the participant’s voluntary contribution, not to exceed 3%. Amounts deferred by participants are fully vested. Contributions by the Bank vest based on percentage amounts of 20% to 100% over two to six years of service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     For information on the ownership of shares by directors and executive officers, see Item 9 above.

     For information on management equity compensation plans, see item 10 above.

     As of March 1, 2005, there were no shareholders known to the Company to be beneficial owners, as defined by rules of the Securities and Exchange Commission, of 5% or more of the outstanding shares of the Company Common Stock. Also, as of March 1, 2005, all directors and officers of the Company as a group (ten persons) beneficially owned 206,606 shares of Company Common Stock, which constituted 15.2% of the number of shares outstanding at that date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has outstanding loans to certain of its directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.Description of Exhibit

* 3.1	Articles of Incorporation

* 3.2	Bylaws

* 10.1	1997 Stock Option Plan and Form of Certificate****

** 10.2	Employment Agreement between the Company and Lewis S. Albert dated January 1, 2004****

** 10.3	Employment Agreement between the Company and Todd H. Katz dated January 1, 2004****

** 10.4	Employment Agreement between the Company and George E. Cline dated January 1, 2004****

* 10.5	Form of Stock Purchase Warrant

*** 10.6	Amendment to Bylaws dated February 23, 2005

*** 10.7	Amendment to 1997 Stock option Plan dated February 23, 2005

13.1	2005 Annual Report to Shareholders

14	Code of Ethics

21.1	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification pursuant to 18 U.S.C. Section 1350, as added by section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Pre-Approval Policy

*	Filed as a part of a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Registrant, Registration No. 333-39609, including amendments thereto.

**	Filed as a part of the Company’s Annual Report on Form 10-KSB Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

***	Filed as a part of a Current Report on Form 8-K under Section 13 or 15(d) of the Securities Exchange Act of 1934 dated February 24, 2005.

****	Represents a management contract of compensatory plan or arrangement required to be filed as an exhibit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Auditor

     The following sets forth information on the fees paid by the Company to Crowe Chizek for 2003 and 2004.

	2003	2004
Audit Fees	$63,041	65,800

Audit-Related Fees	16,013	19,100

Tax Fees	8,000	9,570

Subtotal	87,054	87,054

All Other Fees	-0-	-0-

Total Fees	$87,054	$94,470

Services Provided by Crowe Chizek and Company, LLC

     All services rendered by Crowe Chizek are permissible under applicable laws and regulations, and are pre-approved by the Audit Committee. (The Audit Committee’s pre-approval policy with respect to non-audit services is shown as an exhibit to this Form 10-KSB.) Pursuant to new rules of the SEC, the fees paid to Crowe Chizek for services are disclosed in the table above under the categories listed below.

1)	Audit Fees – These are fees for professional services perform for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

2)	Audit- Related Fees – These are fees for assurance and related services performed that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes: assurance services; and consulting on financial accounting/reporting standards.

3)	Tax Fees – These are fees for professional services performed by Crowe Chizek with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for the Company and its consolidated subsidiary; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items.

4)	All Other Fees – These are fees for other permissible work performed by Crowe Chizek that does not meet the above category descriptions. There were no dollars allocated to all other fees.

     These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the core work of Crowe Chizek, which is the audit of the Company’s consolidated financial statements.

SIGNATURES

     Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARPON COAST BANCORP, INC.

Date: March 21, 2005	By:	/s/ Lewis S. Albert

Lewis S. Albert,
Chairman of the Board and Chief Executive Officer

Date: March 21, 2005	By:	/s/ George E. Cline

George E. Cline,
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lewis S. Albert	Chairman of the Board and	March 21, 2005
Lewis S. Albert	Chief Executive Officer

/s/ Todd H. Katz	Vice-Chairman	March 21, 2005
Todd H. Katz	and President

/s/ Mark O. Asperilla M.D. Mark O. Asperilla, M.D.	Director	March 21, 2005

/s/ James R. Baker James R. Baker	Director	March 21, 2005

/s/ Billie A. Barger Billie A. Barger	Director	March 21, 2005

/s/ James C. Brown James C. Brown	Director	March 21, 2005

/s/ Gerald P. Flagel Gerald P. Flagel	Director	March 21, 2005

/s/ Gina D. Hahn Gina D. Hahn	Director	March 21, 2005

/s/ Larry A. Tenbusch	Director	March 21, 2005