Form 10QSB
period 2005-03-31
TARPON COAST BANCORP INC
filed 2005-05-10
CIK 1048435

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION REPORT FROM _____ TO _____

Commission file number 0-23619

Tarpon Coast Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	65-0772718

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1490 Tamiami Trail Port Charlotte, FL 33948
(Address of principal executive offices)

941-629-8111
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant, as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of May 6, 2005
Common Stock, $.01 par value	1,182,151

Transitional Small Business Disclosure Format:	Yes ☐ No ☑

TARPON COAST BANCORP, INC.

PART I - FINANCIAL INFORMATION

TARPON COAST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$6,741	$4,959
Federal funds sold	7,833	1,677

Total cash and cash equivalents	14,574	6,636

Securities available for sale	24,679	29,135

Loans	112,103	104,157
Less allowance for loan losses	(1,178)	(1,148)

Net loans	110,925	103,009

Premises and equipment, net	5,372	5,433
Accrued interest & other assets	1,648	1,420

Total assets	$157,198	$145,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$41,701	$34,488
Interest bearing	99,750	97,517

Total deposits	141,451	132,005
Customer Repurchase Agreements	4,979	2,686
Accrued interest & other liabilities	325	461

Total liabilities	146,755	135,152

Shareholders’ equity:
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,182,151 shares issued and outstanding	12	12
Additional paid-in capital	10,941	10,941
Accumulated deficit	(129)	(319)
Unrealized gain (loss) on securities available for sale	(381)	(153)

Total shareholders’ equity	10,443	10,481

Total liabilities and shareholders’ equity	$157,198	$145,633

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three months ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$1,630	$1,291
Interest on securities	277	240
Interest on federal funds sold	14	3

Total interest income	1,921	1,534
Interest expense:
Interest on deposits	288	277
Interest on repurchase agreements	20	6

Total interest expense	308	283

Net interest income	1,613	1,251
Provision for loan losses	30	—

Net interest income after provision for loan losses	1,583	1,251

Non-interest income	372	371

Non-interest expense:
Salaries and benefits	892	800
Occupancy and equipment expense	199	214
Other expense	559	339

Total non-interest expense	1,650	1,353

Income before income taxes	305	269
Income (taxes) benefit	(115)	(106)

Net income	190	163

Other comprehensive income (loss)	(228)	200

Comprehensive income (loss)	$(38)	$363

Earnings per share:
Basic	$0.16	$0.14

Diluted	$0.15	$0.13

Weighted average shares outstanding:
Basic	1,182,151	1,182,151

Diluted	1,270,197	1,218,296

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$190	$163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	77	86
Provision for loan losses	30	—
Deferred tax provision (benefit)	(10)	106
(Increase) Decrease in accrued interest and other assets	42	(292)
Increase (Decrease) in accrued interest and other liabilities	(136)	186

Total adjustments	3	86

Net cash provided by operating activities	193	249

Cash flows from investing activities:
Net increase in loans	(7,946)	(5,355)
Purchases of securities available for sale	—	—
Maturities of securities available for sale	4,110	1,063
Purchase of restricted securities	(142)	(142)
Purchases of premises and equipment	(16)	(63)

Net cash used in investing activities	(3,994)	(4,497)

Cash flows from financing activities:
Increase in deposits	9,446	1,479
Increase in customer repurchase agreements	2,293	1,209

Net cash provided by financing activities	11,739	2,688

Increase (Decrease) in cash and cash equivalents	7,938	(1,560)
Cash and cash equivalents, beginning of period	6,636	12,464

Cash and cash equivalents, end of period	$14,574	10,904

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$305	$292

Cash paid during the period for income taxes	$212	$—

See accompanying notes to financial statements.

TARPON COAST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

	Three Months
	Ended March 31,
	2005	2004
	(Dollars in thousands,
	except per share data)
Net income as reported	$190	$163
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	$11	$11

Pro forma net income	$179	$152

Basic income per share as reported	$0.16	$0.14

Basic pro forma income per share	$0.15	$0.13

Diluted income per share as reported	$0.15	$0.13

Diluted pro forma income per share	$0.14	$0.12

NOTE C – PENDING MERGER TRANSACTION

On February 24, 2005, the Company entered into an Agreement and Plan of Merger (“Agreement”) with First Busey Corporation (“FBC”) and FBC Acquisition III Corp.(a wholly owned subsidiary of FBC), for FBC to acquire all of the issued and outstanding stock of the Company for $27 per share. Under the terms of the Agreement, shares of Company common stock will be converted into shares of FBC common stock and cash, subject to the stock and cash parameters and proration provisions of the Agreement. The closing of the acquisition is subject to a number of conditions, including receipt of prior approval from the bank regulatory agencies and approval of the Agreement by the shareholders of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of the Company’s financial condition and results of operations for the period ended March 31, 2005. Except for historical information contained herein, this quarterly report contains comments or information that constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involves significant risks and uncertainties. Actual results may differ materially from the results discussed in the forward-looking statements.

On February 24, 2005, the Company entered into an Agreement and Plan of Merger (“Agreement”) with First Busey Corporation (“FBC”) and FBC Acquisition III Corp.(a wholly owned subsidiary of FBC), for FBC to acquire all of the issued and outstanding stock of the Company for $27 per share. Under the terms of the Agreement, shares of Company common stock will be converted into shares of FBC common stock and cash, subject to the stock and cash parameters and proration provisions of the Agreement. The closing of the acquisition is subject to a number of conditions, including receipt of prior approval from the bank regulatory agencies and approval of the Agreement by the shareholders of the Company.

Impacts of 2004 Hurricane Season

Hurricane Charley, a category 4 storm, made a direct hit on the Company’s primary market area and Hurricanes Frances and Jeanne further impacted the communities it serves. The conduct of business in the wake the storms, has been significantly impacted. In many instances, plans for the development and expansion of commerce have been replaced with plans for recovery and redevelopment. Permitting activity has since focused largely on repairing and rebuilding. As a consequence, new housing and commercial building starts have since slowed. Management believes these conditions to be near-term issues as demand for these products has begun to rebound to historical levels.

Credit Quality – In the aftermath of Hurricane Charley, management of the Company evaluated all significant lending relationships and, in order to grant some relief, offered to defer principal payments (while continuing to collect interest) for up to six months in those cases where the underlying businesses or homes sustained heavy damage. At March 31, 2005, the Company has not experienced any payment defaults and had no loans delinquent as to the payment of principal or interest in excess of 30 days that have not since been brought current. While it is premature to conclude the ultimate impact of the hurricanes on the credit quality of the loan portfolio, management believes that its allowance for loan losses was adequate at March 31, 2005.

Liquidity – The Company experienced an increase in deposit account balances largely as a consequence of the influx of insurance and FEMA damage remittances. Management recognizes that these funds are temporary and placed these balances in short-term investments with maturity dates ranging from 3 to 24 months to ensure it can meet the demand for these funds as repairs and reconstruction commence.

Management believes that the Company has liquidity to meet this demand together with the likelihood of increasing loan demand. See “Liquidity and Capital Resources” below.

Financial Condition

At March 31, 2005, the Company had $141.5 million in deposits and $5.0 million in customer repurchase agreements as compared to $132.0 million and $2.7 million, respectively, at December 31, 2004. Stockholders’ equity was $10.4 million at March 31, 2005 and $10.5 million at December 31, 2004, the change comprising net income for the period of $190,000 net of unrealized losses in the Company’s investment portfolio of $228,000.

To March 31, 2005, the Company used these funds to generate $112.1 million in outstanding loans ($104.2 million at December 31, 2004). At March 31, 2005 the Company also had approximately $39.6 million in unfunded loan commitments. Non-performing assets totaled $142,000 at March 31, 2005 and are comprised of one junior lien on a residential property. Non-performing assets at December 31, 2004 totaled $145,000.

The Company continues to experience significant demand for lending and deposit relationships due largely to the continuing growth in the area’s population and the consequential demand for property, goods and services. Accordingly, the Company has realized substantial increases in loans and deposits outstanding and anticipates that, except for the near-term conditions discussed above under the caption “Impact of Hurricane Season”, such demand will continue. At March 31, 2005 the Company held approximately $24.7 million ($29.1 million at December 31, 2004) in investment securities and carried premises and equipment of approximately $5.4 million at both March 31, 2005 and December 31, 2004. The Company’s remaining liquidity at March 31, 2005, less current cash reserve requirements, was invested in overnight federal funds of $7.8 million ($1.7 million at December 31, 2004).

Results of Operations

For the three-month period ended March 31, 2005, the Company reported net income of $190,000, compared to net income of $163,000 for the comparable period in 2004, or an increase of 16.6%. Net income for 2005 was negatively impacted by the expensing of merger related expenses of $153,000 or approximately $95,000 after income taxes.

Interest income for the comparable three-month periods ended March 31 was $1,921,000 in 2005 and $1,534,000 in 2004 or a yield on average earning assets of 5.61% and 5.76%, respectively. Net interest income was $1,613,000 in 2005 and $1,251,000 in 2004 (net interest margins of 4.71% and 4.69%, respectively) after deducting interest expense of $308,000 in 2005 and $283,000 in 2004 or an average rate paid on interest-bearing funds of 1.24% and 1.22%, respectively. Rate variances between the comparable three-month periods of 2005 and 2004 increased net interest income approximately $6,000 while corresponding volume variances contributed another $356,000.

Yields on interest-earning assets decreased between the comparable three-month periods ended March 31, 2005 and 2004 by 15 basis points while the average rates paid on interest bearing funds increased by two basis points. However, net interest margins between the comparable periods experienced a disproportionate increase of two basis points. This is reflective of the change in the mix of the Company’s deposit base. For the three-months ended March 31, 2005, average non-interest bearing deposits comprised 28% of all funds while for the comparable period of 2004, non-interest bearing funds comprised only 17%.

While the Federal Reserve adopted a policy to tighten rates beginning in 2004 and into 2005, management does not anticipate this policy decision will have a significant negative impact on the Company’s net interest margins unless markets rates were to increase precipitously.

Provisions for loan losses of $30,000 and $0 for the three-month periods ended March 31, 2005 and 2004, respectively, were based on the Bank’s loss experience together with its assessment of the potential impacts of current economic conditions on the credit quality of the portfolio, including an analysis of potential problem credits for impairment, supplemented with peer industry loss data of comparably sized and positioned commercial banks. Significant to this assessment in 2004 was net recovery of previously charged-off loan balances of approximately $42,000 for the quarter that served to replenish the allowance for loan losses.

Non-interest income is comprised principally of service charges on deposit accounts, fees on residential lending secondary market activities and fees and commissions from the sale of insurance and investment products. Non-interest income aggregated $372,000 and $371,000 for the three-month periods ended March 31, 2005 and 2004, respectively. Amounts for the three-month periods ended March 31, 2005 and 2004 include commission and fee income from the sales of insurance and investment products aggregating $141,000 and $153,000, respectively. Residential lending secondary market activities generated fee income of $129,000 for the three month period ending March 31, 2005 compared with $113,000 for the corresponding period in 2004. An active purchase and construction market has aided fee income from residential secondary market activities in recent years, the demand for which may decline in the event of rising rates together with the saturation of the Company’s potential market. This condition would not be expected to have a material adverse impact, as most expenses associated with this activity are incremental and direct in nature. The balance of non-interest income is generally consistent with the volume of deposit activity.

Non-interest expenses for the comparable three-month periods ended March 31, 2005 and 2004 were $1,650,000 and $1,353,000 comprised principally of salaries and benefits ($892,000 in 2005 and $800,000 in 2004) and occupancy costs ($199,000 in 2005 and $214,000 in 2004). Other expense increased by $220,000 between the comparable three month periods of which $153,000 of the increase is comprised of non-recurring merger expenses. At March 31, 2005 the Company had 62 employees compared to 58 employees a year earlier, and had four full-service banking offices at March 31, 2005 compared to three such offices a year ago.

Liquidity and Capital Resources

The Company utilizes its investment portfolio principally as a source of liquidity. Deposit growth, to the extent not necessary to maintain liquidity, is generally utilized to fund loan demand. At March 31, 2005, the Company had unencumbered overnight liquidity aggregating approximately $15.7 million to meet its current liquidity needs. In addition, if needed, the Company has $12.5 million in credit facilities available through correspondent banks and maintains outlets for the sale and/or participation of loans from its portfolio.

Management of the Company strives to maintain capital at levels sufficient to be considered “well capitalized” under regulatory guidelines. At March 31, 2005, capital levels were sufficient for this purpose. When planning its growth and expansion strategies, the Company’s practice is to ensure its “well capitalized” position is maintained at all times, taking into account current capital levels together with the reinvestment of earnings.

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

The Company made no changes in its internal controls over financial reporting during its most recent quarter that has materially affected the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material legal proceedings to which the Company or its subsidiaries are a party or to which any of their properties are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits

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

Date: May 6, 2005	/s/ George E. Cline, III

George E. Cline, III
Chief Financial Officer

Date: May 6, 2005	/s/ Todd H. Katz

Todd H. Katz
President

Date: May 6, 2005	/s/ Lewis S. Albert

Lewis S. Albert
Chief Executive Officer